Form 10-Q
period 1999-12-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2000-02-23
CIK 1095963

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         December 31, 1999
                           ---------------------
                              or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to
                                ---------------      ------------
Commission File Number            0-27513
                              ---------------
          PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Colorado                           84-1308436
      ------------------------------           ----------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  12835 E. Arapahoe Road, T-II, Ste. 110, Englewood, CO    80046
  --------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

                            (303) 792-2466
            --------------------------------------------------
           (Registrant's telephone number, including area code)



     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  [ X ] Yes      [   ] No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  [   ] Yes      [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1999, Registrant had 611,290 shares of common stock, $1.00 par value, outstanding.

                              INDEX


                                                                  Page
                                                                 Number
                                                                 ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of December 31, 1999
                    (Unaudited) and June 30, 1999                   2

               Statement of Income, Three Months
                    Ended December 31, 1999 and
                    December 31, 1998 (Unaudited)                   3

               Statement of Income, Six Months
                    Ended December 31, 1999 and
                    December 31, 1998 (Unaudited)                   4

               Statement of Cash Flows, Three Months
                    Ended December 31, 1999 and
                    December 31, 1998 (Unaudited)                   5

               Statement of Cash Flows, Six Months
                    Ended December 31, 1999 and
                    December 31, 1998 (Unaudited)                   6

               Notes to Financial Statements                        7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                         8

Part II.  Other Information                                        10

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                    ASSETS

                                                 December 31,     June 30,
                                                     1999           1999
                                                -------------  ------------
Current Assets:
  Cash                                          $    545,441   $   445,158
  Certificates of purchase, real estate
   foreclosures                                            -       197,247
  Mortgage notes receivable, current
   portion                                           121,100       111,108
  Mortgage note receivable, related party            139,079       139,079
  Sale proceeds receivable                                 -       246,500
  Other                                               26,911        26,831
                                                ------------   -----------
    Total Current Assets                             832,531     1,165,923

Real estate, net of accumulated deprec-
 iation of $6,250 at December 31, 1999 and
 $5,500 at June 30, 1999                             234,067       234,817
Transportation equipment, net of accumulated
 depreciation of $7,625 at December 31, 1999 and
 $6,125 and June 30, 1999                              7,375         8,875
Mortgage notes receivable, net of current portion    653,859       795,356
Note receivable, officer                             460,234             -
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,188,066   $ 2,204,971
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses          $     3,624   $     8,158
  Notes payable, current portion                      10,005        10,005
  Income taxes payable                                 9,821        41,689
  Deferred taxes payable, current portion              2,104         2,104
  Other                                               22,511        24,598
                                                 -----------   -----------
    Total Current Liabilities                         48,065        86,554

Deferred taxes payable, long term                     27,595        27,595
Notes payable, net of current portion                 14,115        18,872
                                                 -----------   -----------
TOTAL LIABILITIES                                     89,775       133,021
                                                 -----------   -----------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 1,000,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $1.00 par value, 10,000,000
   shares authorized, 611,290 shares issued
   and outstanding at December 31, 1999 and
   611,290 shares at June 30, 1999                   611,290       611,290
  Additional paid-in capital                         983,511       975,408
  Retained earnings                                  503,490       485,252
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,098,291     2,071,950
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,188,066   $ 2,204,971
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                    Three Months Ended
                                                 December 31,  December 31,
                                                     1999          1998
                                                 ------------  ------------
Revenue:
  Rent income                                          1,650         5,250
  Interest income                                     28,023        41,397
  (Loss) on disposition of asset (Note 2)             (3,534)        2,681
                                                      -------       ------
                                                      26,139        49,328
                                                      ------        ------
Operating Expenses:
  Depreciation                                         1,125         1,636
  Interest                                             1,012           257
  Contract services                                    1,384             -
  Auditing and accounting                                894         5,190
  Other                                                5,161         3,946
                                                       -----        ------
                                                       9,576        11,029
                                                       -----        ------
Net income before provision
 for income taxes                                     16,563        38,299

Provision for income taxes                             6,311        13,194
                                                      ------        ------
Net income                                       $    10,252   $    25,105
                                                 ===========   ===========
Per Share                                        $       .02   $       .04
                                                 ===========   ===========
Weighted Average Shares Outstanding                  611,290       608,916
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                     Six Months Ended
                                                 December 31,  December 31,
                                                     1999          1998
                                                 ------------  ------------
Revenue:
  Rent income                                          3,300         9,460
  Interest income                                     46,571        69,325
  (Loss) on disposition of asset (Note 2)             (3,534)        2,759
  Other income                                         1,139         6,400
                                                      ------        ------
                                                      47,476        87,944
                                                      ------        ------
Operating Expenses:
  Depreciation                                         2,250         2,761
  Interest                                             2,066           257
  Contract services                                    1,384         2,095
  Auditing and accounting                                894         9,615
  Directors fees                                       3,500             -
  Other                                                9,323         8,527
                                                      ------        ------
                                                      19,417        23,255
                                                      ------        ------
Net income before provision
 for income taxes                                     28,059        64,689

Provision for income taxes                             9,821        22,490
                                                      ------        ------
Net income                                       $    18,238   $    42,199
                                                 ===========   ===========
Per Share                                        $       .03   $       .07
                                                 ===========   ===========
Weighted Average Shares Outstanding                  611,290       608,916
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Three Months Ended
                                                   December 31, December 31,
                                                       1999         1998
                                                   ------------ ------------
Cash Flows Operating Activities:
  Net income                                       $    10,252  $    25,105
  Depreciation                                           1,125        1,636
  (Decrease) in income taxes payable                   (10,378)      (5,652)
  (Decrease) in accounts payable and
   accrued expenses                                     (8,476)      (2,800)
  Other                                                    249       16,127
                                                        -------      ------
Net Cash Provided by Operating Activities               (7,228)      34,416
                                                        -------      ------
Cash Flows from Investing Activities:
  Proceeds from redemptions of certificates
   of purchase                                         197,247      432,360
  (Investment) in property and equipment                     -         (511)
  Collection of notes receivable                        65,930       35,978
  (Investment) in note receivable, officer            (460,234)           -
                                                      ---------     -------
Net Cash Provided by Investing Activities             (197,057)     467,827
                                                      ---------     -------
Cash Flows from Financing Activities:
  Proceeds from bank notes payable                           -       20,000
  (Repayment of) bank notes payable                          -     (485,886)
  (Repayment of) mortgage notes payable                 (2,423)      (1,985)
                                                        -------      -------
Net Cash (Used in) Financing Activities                 (2,423)    (467,871)
                                                        -------    ---------
Increase (decrease) in Cash                           (206,708)      34,372

Cash, Beginning of Period                              752,149       39,667
                                                       -------       ------
Cash, End of Period                                $   545,441       74,039
                                                   ===========  ===========
Interest Paid                                      $     1,012  $     6,448
                                                   ===========  ===========
Income Taxes Paid                                  $     7,020  $    18,321
                                                   ===========  ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Six Months Ended
                                                   December 31, December 31,
                                                       1999         1998
                                                   ------------ ------------
Cash Flows Operating Activities:
  Net income                                       $    18,238  $    42,199
  Depreciation                                           2,250        2,761
  (Decrease) in income taxes payable                   (31,868)     (19,831)
  (Decrease) in accounts payable and
   accrued expenses                                     (4,534)      (1,599)
  Stock issued for services                              3,500            -
  Other                                                 (2,202)      17,558
                                                   ------------ -----------
Net Cash Provided by Operating Activities              (14,616)      41,088
                                                   ------------ -----------
Cash Flows from Investing Activities:
  (Investments) in certificates of purchase                  -   (1,174,401)
  Proceeds from redemptions of certificates
   of purchase                                         197,247      727,140
  (Investment) in property and equipment                     -         (511)
  Collection of notes receivable                       131,505       90,251
  Collection of sale proceeds receivable               246,500            -
  (Investment) in note receivable, officer            (460,234)           -
                                                   ------------ ------------
Net Cash Provided by Investing Activities              115,018     (357,521)
                                                   ------------ ------------
Cash Flows from Financing Activities:
  Issuance of common stock                               4,638            -
  Proceeds from bank notes payable                           -      810,100
  (Repayment of) bank notes payable                          -     (485,886)
  (Repayment of) mortgage notes payable                 (4,757)      (3,971)
                                                   ------------ ------------
Net Cash (Used in) Financing Activities                   (119)     320,243
                                                   ------------ -----------
Increase in Cash                                       100,283        3,810

Cash, Beginning of Period                              445,158       70,229
                                                   -----------  -----------
Cash, End of Period                                $   545,441       74,039
                                                   ===========  ===========
Interest Paid                                      $     2,066  $     9,136
                                                   ===========  ===========
Income Taxes Paid                                  $    32,020  $    42,321
                                                   ===========  ===========

The accompanying notes are an integral part of the financial statements.

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                            (Unaudited)

(1) Condensed Financial Statements
    ------------------------------
    The financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Prime Rate Income & Dividend Enterprises, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Prime Rate Income & Dividend Enterprises, Inc. later in the year.

    The management of Prime Rate Income & Dividend Enterprises, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Prime Rate Income & Dividend Enterprises, Inc. (the "Company") was organized as a Colorado corporation on May 1, 1995. The Company is principally in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. Certain statements in the Report are forward-looking. Actual results of future events could differ materially.

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended December 31, 1999 and 1998, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The Company was a relatively inactive public shell corporation for the two years preceding the business combination with Prime Rate Investment Management Enterprises, Inc. (PRIME) effective September 30, 1997. Since the controlling shareholders of PRIME control RMPC after the business combination, the transaction was accounted for as a reverse acquisition. The financial statements of PRIME are presented in this filing since for accounting purposes PRIME is the acquiring entity. Effective April 30, 1997, PRIME was merged into RMPC with Prime Rate Income & Dividend Enterprises, Inc. (PRIDE), a wholly-owned subsidiary of PRIME becoming a wholly-owned subsidiary of RMPC. PRIDE is the operating company and RMPC is principally a holding company. The Company has selected June 30 as its fiscal year end.

Results of Operations
---------------------
Revenue for the three and six month periods ended December 31, 1999 decreased from the three and six month periods ended December 31, 1998 as follows:
                                        1998       1999     Decrease
                                      --------   --------   --------
Three Months Ended December 31,       $ 49,328   $ 26,139   $ 23,189
Six Months Ended December 31,         $ 87,944   $ 47,476   $ 40,468

Revenue decreased principally due to a decrease in mortgage notes receivable. Rent income during the six month period ended December 31, 1999 was $3,300 as compared to $9,460 during the six month period ended December 31, 1998, a decrease of $6,160 due to a decrease in rental real estate owned.

Operating expenses were $11,029 during the three month period ended December 31, 1998 as compared to $9,576 during the three month period ended December 31, 1999. Operating expenses were $23,255 during the six month period ended December 31, 1998 as compared to $19,417 during the six month period ended December 31, 1999. Operating expenses decreased principally due to the decrease in auditing and accounting services paid.

Net income after provision for income taxes amounted to $16,563 during the three month period ended December 31, 1999 as compared to $38,299 during the three month period ended December 31, 1998, a decrease of $21,736. Net income after provision for income taxes amounted to $18,238 during the six month period ended December 31, 1999 as compared to $42,199 during the six month period ended December 31, 1998, a decrease of $23,961.

Liquidity and Capital Resources
-------------------------------
Working capital was $784,466 at December 31, 1999 as compared to $1,079,369 at June 30, 1999. The Company's stockholders' equity was $2,098,291 at December 31, 1999 as compared to $2,071,950 at June 30,
1999. The increase in stockholders' equity related principally to the net income recognized for the six months ended December 31, 1999. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations, other than interest rates on the line of credit which are based on a floating rate over prime would be higher. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

                          PART II. OTHER INFORMATION



Item 1.    Legal Proceedings
           -----------------
      None.

Item 2.    Changes in Securities
           ---------------------
      None.

Item 3.    Defaults upon Senior Securities
           -------------------------------
      None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
      None.

Item 5.    Other Information
           -----------------
      None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
      EX-27   Financial Data Schedule

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                  PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.


BY(Signature)                 /s/Michael L. Schumacher
(Date)                        February 22, 2000
(Name and Title)              Michael L. Schumacher, Chief Executive
                              Officer and Principal Accounting Officer