Form 10-Q
period 2000-03-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2000-04-18
CIK 1095963

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         March 31, 2000
                           -----------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number            0-27513
                                ----------

          PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Colorado                          84-1308436
      ------------------------------            ---------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

             2525 Fifteenth Street, Suite 3H, Denver, CO 80211
      ----------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

                            (303) 480-5037
            --------------------------------------------------
           (Registrant's telephone number, including area code)



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

                                 [   ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2000, Registrant had 652,492 shares of common stock, $1.00 par value, outstanding.

                                INDEX


                                                              Page
                                                             Number

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent
                 Certified Public Accountant                    2

               Consolidated Balance Sheets as of
                 March 31, 2000 (Unaudited) and
                 June 30, 1999                                  3

               Consolidated Statements of Income,
                 Three Months Ended March 31, 2000
                 and March 31, 1999 (Unaudited)                 4

               Consolidated Statements of Income,
                 Nine Months Ended March 31, 2000
                 and March 31, 1999 (Unaudited)                 5

               Consolidated Statements of Cash Flows,
                 Three Months Ended March 31, 2000
                 and March 31, 1999 (Unaudited)                 6

               Consolidated Statements of Cash Flows,
                 Nine Months Ended March 31, 2000
                 and March 31, 1999 (Unaudited)                 7

          Notes to Consolidated Financial Statements            8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                    12

Part II.  Other Information                                    14

       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Prime Rate Income and Dividend Enterprises, Inc.
Denver, Colorado 80211

We have reviewed the accompanying consolidated balance sheet of Prime Rate Income and Dividend Enterprises, Inc. as of March 31, 2000, and the related consolidated statements of income and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Prime Rate Income and Dividend Enterprises, Inc.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




                         Miller and McCollom
                         Certified Public Accountants
                         7400 West 14th Avenue, Suite 10
                         Lakewood, CO   80215
April 6, 2000

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS
                                                March 31,     June 30,
                                                  2000          1999
                                            ------------   -----------
Current Assets:
  Cash                                      $    116,523   $   445,158
  Receivable, broker                              57,699             -
  Certificates of purchase, real estate
   foreclosures                                        -       197,247
  Mortgage notes receivable, current portion     121,100       111,108
  Mortgage note receivable, related party              -       139,079
  Sale proceeds receivable                             -       246,500
  Investment in marketable securities          2,362,003             -
  Other                                           16,799        26,831
                                               ---------     ---------
    Total Current Assets                       2,674,124     1,165,923

Real estate, net of accumulated deprec-
 iation of $8,510 at March 31, 2000 and
 $5,500 at June 30, 1999                         542,911       234,817
Transportation equipment, net of accumulated
 depreciation of $8,375 at March 31, 2000 and
 $6,125 and June 30, 1999                          6,625         8,875
Mortgage notes receivable, net of current
  portion                                        957,302       795,356
                                             -----------   -----------
TOTAL ASSETS                                 $ 4,180,962   $ 2,204,971
                                             ===========   ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
  Accounts payable and accrued expenses      $    11,347   $     8,158
  Notes payable, current portion                  30,405        10,005
  Income taxes payable                           374,112        41,689
  Deferred taxes payable, current portion        262,163         2,104
  Other                                           20,703        24,598
                                             -----------   -----------
    Total Current Liabilities                    698,730        86,554

Deferred taxes payable, long term                 27,595        27,595
Notes payable, net of current portion            189,770        18,872
                                             -----------   -----------
TOTAL LIABILITIES                                916,095       133,021
                                             -----------   -----------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 1,000,000
   shares authorized, none issued & outstanding        -             -
  Common stock, $1.00 par value, 10,000,000
   shares authorized, 652,492 shares issued
   and outstanding at March 31, 2000 and
   611,290 shares at June 30, 1999               652,492       611,290
  Additional paid-in capital                   1,145,838       975,408
  Appreciation of marketable securities          406,759             -
  Retained earnings                            1,059,778       485,252
                                               ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                     3,264,867     2,071,950
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 4,180,962   $ 2,204,971
                                             ===========   ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                  Three Months Ended
                                             March 31,         March 31,
                                               2000              1999
                                             ---------         ---------
Revenue:
  Consulting income                          $   896,048   $         -
  Rent income                                      1,650         5,250
  Interest income                                 33,411        43,564
  Dividend income                                  2,933             -
  Gain on sale of stock                           75,885             -
  Gain on disposition of asset                         -            41
                                             -----------   -----------
                                               1,009,927        48,855
                                             -----------   -----------
Operating Expenses:
  Depreciation                                     7,810         1,125
  Interest                                         3,528             -
  Contract services                                5,174             -
  Auditing and accounting                            848             -
  Stock issued for services                       71,990             -
  Other                                                -         8,975
                                              ----------    ----------
                                                  89,350        10,100
                                              ----------    ----------
Net income before provision
 for income taxes                                920,577        38,755

Provision for income taxes                       364,288        14,908
                                             -----------   -----------
Net income                                   $   556,289   $    23,847
                                             ===========   ===========
Per Share                                    $       .85   $       .04
                                             ===========   ===========
Weighted Average Shares Outstanding              652,492       608,916
                                             ===========   ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                    Nine Months Ended
                                                March 31,       March 31,
                                                  2000            1999
                                             ------------  --------------
Revenue:
  Consulting income                          $   896,048   $         -
  Rent income                                      4,950        14,710
  Interest income                                 79,982       112,889
  Dividend income                                  2,933             -
  Gain on sale of stock                           75,885             -
  Gain on disposition of asset                    (3,534)        2,800
  Other income                                     1,139         6,400
                                             -----------   -----------
                                               1,057,403       136,799
                                             -----------   -----------
Operating Expenses:
  Depreciation                                    10,060         3,886
  Interest                                         5,594           257
  Contract services                                6,558             -
  Auditing and accounting                          1,742         9,615
  Directors fees                                   3,500             -
  Stock issued for services                       71,990             -
  Other                                            9,323        19,597
                                             -----------    ----------
                                                 108,767        33,355
                                             -----------    ----------
Net income before provision
 for income taxes                                948,636       103,444

Provision for income taxes                       374,109        37,398
                                             -----------   -----------
Net income                                   $   574,527   $    66,046
                                             ===========   ===========
Per Share                                    $       .88   $       .11
                                             ===========   ===========
Weighted Average Shares Outstanding              652,492       608,916
                                             ===========   ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Three Months Ended
                                                 March 31,      March 31,
                                                   2000           1999
                                               -----------  -------------
Cash Flows Operating Activities:
 Net income                                    $   556,289  $    23,847
 Depreciation                                        7,810        1,125
 Increase in income taxes payable                  364,291       14,908
 Increase in deferred income taxes payable         260,059            -
 Increase in accounts payable and accrued
  expenses                                           7,723        4,949
 (Increase) in receivable, broker                  (57,699)           -
 Stock issued for services                          71,990        3,500
 Other                                               8,339      (28,014)
                                                ----------   -----------
Net Cash Provided by Operating Activities        1,218,802       20,315
                                                ----------   ----------
Cash Flows from Investing Activities:
 (Investments) in marketable securities         (1,955,244)           -
 (Investments) in certificates of purchase               -      (65,153)
 Proceeds from redemptions of certificates
  of purchase                                                   244,206
 (Investment) in equipment                          (4,800)           -
 (Investment) in property                         (311,105)           -
 (Investment) in notes receivable                 (306,733)    (105,000)
 Collection of notes receivable                      3,290        5,622
 Collection of notes receivable, related parties   599,313            -
 Other                                                   -      123,849
                                                ----------   ----------
Net Cash Provided by (Used in) Investing
  Activities                                    (1,975,279)     203,524
                                                -----------  ----------
Cash Flows from Financing Activities:
 Common stock and paid-in capital                  131,504            -
 Proceeds from bank notes payable                  200,000            -
 (Repayment of) bank notes payable                  (1,492)    (263,742)
 (Repayment of) mortgage notes payable              (2,453)      (1,324)
                                                -----------  -----------
Net Cash Provided by (Used in) Financing
  Activities                                       327,559     (265,066)
                                                -----------  -----------
(Decrease) in Cash                                (428,918)     (41,227)

Cash, Beginning of Period                          545,441       74,039
                                               -----------   ----------
Cash, End of Period                            $   116,523       32,812
                                               ===========  ===========
Interest Paid                                  $     3,528  $     8,634
                                               ===========  ===========
Income Taxes Paid                              $         -  $         -
                                               ===========  ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                   Nine Months Ended
                                                 March 31,     March 31,
                                                   2000           1999
                                                 ---------     ---------
Cash Flows Operating Activities:
 Net income                                    $   574,527  $    66,046
 Depreciation                                       10,060        3,886
 Increase (decrease) in income taxes
  payable                                          332,423       (4,923)
 Increase in deferred income taxes payable         260,059            -
 Increase in accounts payable and
  accrued expenses                                   3,189        3,350
 (Increase) in receivable, broker                  (57,699)           -
 Stock issued for services                          75,490        3,500
 Other                                               6,137      (27,362)
                                               -----------   -----------
Net Cash Provided by Operating Activities        1,204,186       44,497
                                               -----------   -----------
Cash Flows from Investing Activities:
 (Investments) in marketable securities         (1,955,244)           -
 (Investments) in certificates of purchase               -   (1,239,554)
 Proceeds from redemptions of certificates
  of purchase                                      197,247      971,346
 (Investment) in equipment                          (4,800)        (511)
 (Investment) in property                         (311,105)    (105,000)
 (Investment) in note receivable                  (306,733)           -
 Collection of notes receivable                    134,795       95,873
 Collection of notes receivable, related party     139,079            -
 Collection of sale proceeds receivable            246,500            -
 Other                                                   -      140,755
                                                ----------   ----------
Net Cash (Used in) Investing Activities         (1,860,261)    (137,091)
                                                -----------  -----------
Cash Flows from Financing Activities:
 Common stock and paid-in capital                  136,142            -
 Proceeds from bank notes payable                  200,000      810,100
 (Repayment of) bank notes payable                  (1,492)    (749,628)
 (Repayment of) mortgage notes payable              (7,210)      (5,295)
                                                -----------  -----------
Net Cash Provided by Financing Activities          327,440       55,177
                                                ----------   ----------
(Decrease) in Cash                                (328,635)     (37,417)

Cash, Beginning of Period                          445,158       70,229
                                               -----------   ----------
Cash, End of Period                            $   116,523       32,812
                                               ===========  ===========
Interest Paid                                  $     5,594  $    41,948
                                               ===========  ===========
Income Taxes Paid                              $    32,020  $    42,321
                                               ===========  ===========

The accompanying notes are an integral part of the financial statements.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000
                              (Unaudited)

(1) Condensed Financial Statements
----------------------------------
    The financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Prime Rate Income & Dividend Enterprises, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Prime Rate Income & Dividend Enterprises, Inc. later in the year.

    The management of Prime Rate Income & Dividend Enterprises, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Business of the Company
---------------------------
    The Company has during the nine month period ended March 31, 2000 expanded its business to include providing assistance to companies in becoming publicly traded. The Company continues to have significant investments in real estate and real estate mortgages.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000
                              (Unaudited)

(3) Related Party Transactions
------------------------------
    On March 31, 2000, the Company issued 25,622 of its restricted common stock to its principal shareholders for various marketable securities. The Company's common stock was recorded at $5.00 per share, the book value per share at that date and the marketable securities were recorded at the closing price of the securities on that date.

    On January 31, 2000, the Company's President exchanged his interest in two loft residential/commercial condominium units in Denver, Colorado as partial repayment of amounts owed to the Company. The President acquired these units on January 28, 2000 and exchanged the units at his cost at $311,105 with a mortgage assumed of approximately $200,000, resulting in a debt repayment of $110,901.

    Also on January 31, 2000, the Company's President and another shareholder exchanged certain marketable securities for debt repayment to the Company totaling $518,438. Of the $518,438 of marketable securities, $40,939 were sold prior to March 31, 2000 at a gain of $16,760.

(4) Stock Issued for Services
-----------------------------
    On March 31, 2000, the Company issued 14,000 shares of its common stock for services valued at $5.00 per share. Such services included consulting services, management advisory services, investment planning and accounting. In addition, 580 shares were issued for services in January 2000 at $3.43 per share, for accounting services. None of the shares were issued to officers and directors of the Company. The Company intends to register the shares through an S-8 registration.

(5) Stock Options
-----------------
    On March 31, 2000, the Company granted options to acquire 200,000 shares to its President, and 100,000 shares each to two non-officer stockholders of the Company. The options are exercisable at any time through June 30, 2002 at $5.00 per share. The Company intends to register such options and the underlying shares through an S-8 registration.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000
                              (Unaudited)

(6) Consulting Income
---------------------
    During the nine month period ended March 31, 2000, the Company earned $896,048 in consulting fee income related to providing assistance to companies in being able to trade their stock publicly. The Company records consulting fee income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities. Of the $896,048 of securities received for consulting fees, $146,875 were sold prior to March 31, 2000 at a gain of $59,125.

(7) Marketable Equity Securities
--------------------------------
    In accordance with the Statement of Financial Accounting
    Standards number 115, investments in securities may be classified in these categories:

    a) Held-to-maturity are investments in debt securities in which the Company has the positive intent and ability to hold the security to maturity. These investments are reported at amortized cost.

    b) Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. These securities are valued at market with unrealized gains or losses recorded in operations.

    c) Available for sale securities are securities not classified as held-to-maturity or trading. These securities are valued at market with unrealized gains or losses recorded in stockholder's equity.

    At March 31, 2000, the Company had available for sale security investments in the following companies:

         Name                                  Exchange
  ------------------------------          -----------------
  Pilgrim Prime Rate Trust (PPR)          NY Stock Exchange
  EmedSoft.com, Inc. (MED)                AMEX
  Odyssey Marine Exploration (OMEX)       OTCBB
  GoOnline Networks Corporation (GONT)    OTCBB
  MPEG Super Site, Inc. (MPSS)            OTCBB
  Kelly's Coffee Group, Inc. (KLYS)       OTCBB

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000
                              (Unaudited)

(7) Marketable Equity Securities, Continued
-------------------------------------------

                        Total            Total
    Total            Market Value      Unrealized
  Recorded Cost     March 31, 2000     Appreciation
  -------------     --------------     ------------
  $ 1,695,185         $ 2,362,003        $ 666,818

  Provision for Deferred Income Taxes   (260,059)

  Unrealized appreciation, net of
    deferred income taxes               $ 406,759

    As of March 31, 2000, there was no unrealized depreciation on any marketable securities.

(8) Management Agreement
------------------------
    On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President, through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000. This agreement may be terminated at any time without notice by any officer of the Company.



(9) Transient Investment Company
--------------------------------
    By reason of the fact that the Company, at March 31, 2000, temporarily owned securities and/or cash exceeding 50% of the Company's total assets, the Company may be deemed a transient investment company as defined in Rule 3a-2 under the Investment Company Act of 1940.

                                 ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Prime Rate Income & Dividend Enterprises, Inc. (the "Company") was organized as a Colorado corporation on May 1, 1995. The Company is principally in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. Certain statements in the Report are forward-looking. Actual results of future events could differ materially. The Company has not encountered any difficulty with the year 2000 effect on any of its activities, and does not expect any in the future.

The following discussion of the financial condition and results of operations of the Company relates to the three (3) and nine (9) months ended March 31, 2000 and 1999, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three and nine month periods ended March 31, 2000 decreased from the three and nine month periods ended March 31, 1999 as follows:
                                  1999       2000       Increase
                               --------  -----------    ---------
Three Months Ended March 31,   $ 48,855  $ 1,009,927    $ 961,072
Nine Months Ended March 31,    $136,799  $ 1,057,403    $ 920,604

Revenue increased principally due to consulting fees received as more fully described in Note 6 to the financial statements.

Operating expenses were $10,100 during the three month period ended March 31, 1999 as compared to $89,350 during the three month period ended March 31, 2000. Operating expenses were $33,355 during the nine month period ended March 31, 1999 as compared to $108,767 during the nine month period ended March 31, 2000. Operating expenses increased principally due to the issuance of common stock for services.

Net income after provision for income taxes amounted to $556,289 during the three month period ended March 31, 2000 as compared to $23,847 during the three month period ended March 31, 1999, an increase of $532,442. Net income after provision for income taxes amounted to $574,527 during the nine month period ended March 31, 2000 as compared to $66,046 during the nine month period ended March 31, 1999, an increase of $508,481.

Liquidity and Capital Resources
-------------------------------
Working capital was $1,975,394 at March 31, 2000 as compared to $1,079,369 at June 30, 1999. The Company's stockholders' equity was $3,264,867 at March 31, 2000 as compared to $2,071,950 at June 30,
1999. The increase in stockholders' equity related principally to the net income recognized for the nine months ended March 31, 2000 and the unrealized appreciation of marketable equity securities.
The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

                         PART II. OTHER INFORMATION



Item 1.    Legal Proceedings

  None.

Item 2.    Changes in Securities

  None.

Item 3.    Defaults upon Senior Securities

  None.

Item 4.    Submission of Matters to a Vote of Security Holders

  None.

Item 5.    Other Information

  None.

Item 6.    Exhibits and Reports on Form 8-K

  None.

EX-27    Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.



BY(Signature)               /s/Michael L. Schumacher
(Date)                      April 14, 2000
(Name and Title             Michael L. Schumacher, Chief Executive
                            Officer and Principal Accounting Officer