Form 10-K
period 2000-07-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2000-10-16
CIK 1095963

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

                              (Mark One)

                      Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities  Exchange Act of 1934  (Fee required)  For
            X         the fiscal year ended June 30, 2000


                                  or

                      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                      For the Transition Period from _________ to _________

                 Commission File Number        0-27513
                                            --------------

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
      ---------------------------------------------------------
     (Name of Small business Issuer as Specified in its charter)

                                N/A
                     ---------------------------
                    (Previous name of Registrant)

           Colorado                           84-1308436
-------------------------------         -----------------------
(State or other jurisdiction of
incorporation or organization)          (IRS Employer ID Number)


2525 Fifteenth Street, Suite 3H, Denver, Colorado                    80211
-------------------------------------------------                 -----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:       (303) 480-5037
                             -------------------
Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

           Common Stock             Name of each exchange on which registered
                                    -----------------------------------------
                                                      N/A

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(b) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

     YES     X           NO
         -------            -------
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The Issuer's revenues for its most recent year ended June 30, 2000 were $1,201,448.

     The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because there is a limited market for the common stock.

     As of June 30, 2000, 1,304,984 shares of common stock were outstanding.

     Documents incorporated by reference: None.

            Transitional Small Business Disclosure Format
                             (Check One):
                  Yes                 No     X
                      -----               ------

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL

Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) is a corporation which was formed under the laws of the State of Colorado on May 1, 1995. The Articles of Incorporation of the Company authorize it to issue 200,000,000 shares of common stock with $1.00 per share par value and 1,000,000 shares of preferred stock with a par value of $10.00 per share.

PRIDE has approximately 459 shareholders.

The PRIDE common stock is traded on the OTC Bulletin Board under the symbol PIDV.

The principal executive offices of the Company are located at 2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211, and the
Company's telephone number is (303) 480-5037.

The Company has selected June 30 as its fiscal year end.

     RECENT DEVELOPMENTS

None

     DESCRIPTION OF BUSINESS

PRIDE is in the real estate investment business. This business includes investing in foreclosure sale real estate certificates of purchase in the Denver Metropolitan area. PRIDE acquires the certificates of purchase by bidding at foreclosure sales. Under Colorado statutes, there is generally a minimum redemption period of seventy-five (75) days whereby the property owner can redeem the foreclosed property by paying the certificate of purchase balance bid price plus interest at the rate specified on the mortgage note, plus reimbursement of certain costs and expenses incurred by the holder of the certificate of purchase during the redemption period. If the former property owner fails to redeem the property, then junior lienholders have a right to redeem. If the property is not redeemed, the holder of the certificate of purchase will be granted title to the property. It is PRIDE's investment policy to invest in certificates of purchase that have sufficient equity such that it is likely that the property will be redeemed.

As of June 30, 2000 the Company had $757,689 invested in mortgage notes receivable and $318,649 in a note receivable. The Company's investments in mortgage loans are collateralized principally by deeds of trust on real estate located primarily in Colorado, California and Arkansas. As of June 30, 2000, the Company had 17 mortgage loans receivable from a non-affiliated individual totaling approximately $541,479. The individual's loans as a percentage of value of the real estate collateral were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. These mortgage loans are a material concentration of credit risk.

PRIDE is also in the business of providing consulting services to businesses that are considering having their securities publicly traded. Beginning April, 1, 2000, the Company shifted its new business emphasis to principally providing consulting services, since management believed that the real estate foreclosure business was not currently as profitable due to economic conditions in the real estate market. As of June 30, 2000, the majority of the Company's non-cash investments were related to real estate, real estate mortgages and other interest bearing investments.

     THE MARKET OPPORTUNITY

The market opportunity for investments in foreclosure real estate certificates of purchase varies depending upon such factors as interest rates, general economic conditions and real estate construction costs. The Company markets its real estate generally through listings with real estate brokers. The market opportunity for Company's consulting services varies depending upon stock market conditions.

     COMPETITION

PRIDE's real estate business is highly competitive. There are thousands of real estate investors in the United States of America that are investing in similar rental properties. The level of competition in the acquisition, sale and renting of real estate properties is effected by economic conditions in the area as well as interest rates available to borrowers. PRIDE's business of investing in certificates of purchase is also highly competitive since there is open bidding allowed on all real estate foreclosures. Typically at the foreclosure sales, there will be between five and twenty individuals in attendance and between three and seven actual bidders in addition to the foreclosing lenders bidding on the properties collateralizing their loans. The Company's consulting services business is also highly competitive since there are hundreds of other individuals and entities providing consulting services to businesses attempting to have their securities publicly traded.

     EMPLOYEES

The Company has no full time employees. Mr. Michael L. Schumacher, the Company's President and Mr. George A. Powell, the Company's Vice President devote approximately 50% and 10%, respectively, of their time to the Company's business. The Company uses independent property management companies as necessary to manage its real estate properties.

Item 2.  Description of Property

(a) PRIDE currently owns two commercial/residential condominium units in Denver, Colorado. These units are used principally for the Company's office and as temporary living accommodations for Company personnel and independent contractors that perform services for the Company. The Company paid $311,105 for these units and has a total mortgage note payable in the amount of $196,932 on these properties at June 30, 2000. In addition to using the properties as described above, PRIDE acquired these units as investments, believing future appreciation was possible. No assurance can be made that the value of the properties will appreciate and no assurance can be made that the properties won't depreciation in value.

(b) PRIDE and its subsidiaries invest in real estate and real estate mortgages primarily for rental and interest income. By investing in real estate that provides current income plus the opportunity of long-term capital gains, the Company is attempting to realize reasonable current operating income plus a potential hedge against long-term inflation. Historically residential real estate values have appreciated at least equal to the inflation rate, but there can be no assurance of future appreciation. The Company has no limitations or policies on the percentage of assets which may be invested in any one investment, or type of investment.

     (1) The Company may invest in any type of real estate but currently principally has investments in residential property. The Company also owns thirteen residential lots. The Company engages independent property management companies to manage the rental properties. The property management companies find tenants, collect the rent and pay certain expenses on the Company's behalf and remit net rent monthly to the Company. The Company has in the past, principally financed its real estate acquisitions with its own capital plus assumption of existing loans on properties or owner carry back loans on properties. The Company has no limitation policy on the number or amount of mortgages which may be placed on any one piece of property. Appropriateness of real estate investments and related financing decisions are determined by the officers of the Company.

     (2) The Company's investments in mortgage loans are principally loans carried back on properties sold. Management has no current plans to actively invest in mortgage loans other than those related to properties sold by the Company. The Company has and may continue to provide carry back loans on properties equal to 100% of the sales price of properties if adequate additional collateral is provided.

     (3) The Company currently has no investments and no plans to invest in securities of or interests in persons primarily engaged in real estate activities.

(c) As of June 30, 2000, the Company had no individual investments in real estate which amounted to ten percent or more of the total assets of the Company.

The Company has approximately $241,000 invested in other real estate. Generally summarized as follows:

     Description

 Three acres of land with a rental home on the property
 located in Oakhurst, California, near Yosemite National
 Park.  This property is zoned for multiple family housing.  $    160,000

 Thirteen residential lots located in Nebraska, Arkansas,
 Florida and North Dakota                                          81,000
                                                             ------------
                                                             $    241,000
                                                             ============

All of the properties listed in this paragraph (c) are free and clear of encumbrances. The rental house has an annual lease.
There are no options or contracts related to the sale of any of the properties owned by the Company. There are no plans for renovation, improvement or development of any of the properties owned. The Company intends to hold the residential rental property for its current income production and also for the possibility of long-term capital gains. Management believes that all properties have adequate insurance coverage. The residential rental property has had vacancies of less than 5% during the last two years.

ITEM 3.  LEGAL PROCEEDINGS

PRIDE is not party to any material legal proceeding, nor is the Company's property the subject of any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the year ended June 30, 2000.

                               PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER
MATTERS

     (a) Market Information. The Company's stock began trading in July, 2000 on the OTC Bulletin Board under the symbol "PIDV."

     (b) Holders. PRIDE has approximately 1,304,984 shares of common stock issued and outstanding as of June 30, 2000, which are held by approximately 459 shareholders. Of such shares, approximately 300,000 shares, held by approximately 440 shareholders are eligible for free trading. The remaining shares are restricted shares under Rule 144. The Company presently has existing stock options as described in Part III,
     Item 10, but no other outstanding options, warrants or securities convertible into common stock.

     (c) Dividend Policy. PRIDE has never paid a dividend on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     PLAN OF OPERATIONS

     GENERAL

     RESULTS OF OPERATIONS

Year Ended June 30, 1999

Revenue for the year ended June 30, 1999 was approximately $210,000 as compared to revenue of approximately $320,000 for the year ended June 30, 1998. The average per month for the year ended June 30, 1999 was approximately $17,500 as compared to approximately $27,000 per month for the year ended June 30, 1998. This decrease resulted in part from less rental income and less management fee income during the period ended June 30, 1999 since various properties were sold near the end of the period ended June 30, 1998. The Company's interest income decreased principally due to the payoff of several mortgages on properties sold. During the year ended June 30, 1999 and the year ended June 30, 1998 the Company had gains from the sale of real estate of approximately $44,000 and $97,000 respectively. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $59,000 during the year ended June 30, 1999, and approximately $182,000 during the year ended June 30, 1998. The average per month for the period ended June 30, 1999 was approximately $5,000 as compared to approximately $15,000 per month for the year ended June 30, 1998. The decreases relate principally to the decrease in operating and interest expenses on properties previously owned.

Net income after the provision for income taxes increased from approximately $100,000 during the year ended June 30, 1998 to approximately $110,000 during the year ended June 30, 1999, an increase of approximately $800 per month.

Year Ended June 30, 2000
------------------------
Revenue for the year ended June 30, 2000 was approximately $1,201,000 as compared to revenue of approximately $210,000 for the year ended June 30, 1999. The average per month for the year ended June 30, 2000 was approximately $100,000 as compared to approximately $17,500 per month for the year ended June 30, 1999. This increase resulted in part from more consulting fee income during the period ended June 30, 2000. The Company's interest income decreased principally due to the payoff of several mortgages on properties sold. During the year ended June 30, 2000, the Company had gains from the sale of stock of approximately $77,000. During the year ended June 30, 1999 the Company had gains from the sale of real estate of approximately $44,000. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $177,000 during the year ended June 30, 2000, and approximately $59,000 during the year ended June 30, 1999. The average per month for the period ended June 30, 2000 was approximately $15,000 as compared to approximately $5,000 per month for the year ended June 30, 1999. The increases relate principally to stock issued for services of approximately $73,000 and officer's compensation of approximately $28,000.

Net income after the provision for income taxes increased from approximately $110,000 during the year ended June 30, 1999 to approximately $639,000 during the year ended June 30, 2000, an increase of approximately $44,000 per month.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
At June 30, 1999 the Company had an unrestricted cash balance of approximately $445,000. The Company's current assets were approximately $1,166,000 at June 30, 1999 and its current liabilities totaled approximately $87,000, resulting in net working capital of approximately $1,079,000, a current ratio of approximately 13.4 to one.

At June 30, 2000 the Company had an unrestricted cash balance of approximately $414,000. The Company's current assets were approximately $1,846,000 at June 30, 1999 and its current liabilities totaled approximately $497,000, resulting in net working capital of approximately $1,349,000, a current ratio of approximately 3.71 to one. Working capital increased by approximately $270,000 from June 30, 1999 to June 30, 2000.

     FINANCIAL POSITION
     ------------------
Stockholders' equity totaled approximately $2,604,000 at June 30, 2000 as compared to approximately $2,072,000 at June 30, 1999, an increase of approximately $532,000. This increase resulted from a net income of approximately $639,000, less depreciation of marketable securities of approximately $319,000 plus additional stock issued in the approximate amount of $211,600.

Management has not made any commitments which will require any material financial resources in excess of resources now available to the Company.


     SUBSEQUENT EVENTS

None

     FORWARD-LOOKING STATEMENTS

Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act.

There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) interest rates, (b) general economic conditions and (c) specific economic conditions within the areas where the Company operates.

This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

ITEM 7.  FINANCIAL STATEMENTS

Please see pages F-1 through F-15.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in the Company's independent accountants.

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The directors and officers of PRIDE are as follows:

NAME                     AGE  POSITION(S)              TENURE
----                     ---  -----------              ------
Michael L. Schumacher    51   President and Director   May 1, 1995 to present

George A. Powell         73   Vice President and       May 1, 1995 to present
                              Director


Michael L. Schumacher has been a director and president of PRIDE since May 1, 1995. He also has been president and director of the Company's wholly-owned subsidiaries: Birch Branch, Inc. since 1996, TakeItPublicNow.com, Inc., formerly GAP Enterprises, Inc., since 1997. Mr. Schumacher is also vice president and director of Vacation Ownership Marketing, Inc., an approximate 61% owned
subsidiary of the Company.   Mr. Schumacher was previously, until
September 23, 1999, a director and president of Rocky Mountain Power Co., which was a public company and formerly the 100% parent company of PRIDE. Mr. Schumacher was previously, until 1995, a director and president of Universal Capital Corporation and High Hopes, Inc., both public reporting companies. Universal Capital Corporation was an inactive public shell and High Hopes, Inc. was a real estate investment company while Mr. Schumacher was serving as president and director. Mr. Schumacher is the director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a bachelors degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

George A. Powell has been a director and vice president of PRIDE since May 1, 1995. He also has been secretary and director of the Company's wholly-owned subsidiaries: Birch Branch, Inc. since 1996, and TakeItPublicNow.com, Inc. since 1997. Mr. Powell is also secretary and director of Vacation Ownership Marketing, Inc., an
approximate 61% owned subsidiary of the Company.   He also was a
director and vice president of Rocky Mountain Power Co. until September 23, 1999. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

ITEM 10.  EXECUTIVE COMPENSATION

Mr. Schumacher's compensation for the year ended June 30, 2000, was

$28,288.  Mr. Schumacher was also granted an option to acquire
400,000 shares of the Company's common stock at $2.50 per share exercisable at any time through June 30, 2002. There was no other compensation paid to any officer of PRIDE.

     BOARD OF DIRECTOR MEETINGS AND COMMITTEES

The Board of Directors held no meetings during the year ended June 30, 2000, but entered into various consent resolutions in lieu of meetings.

The Company's Board of Directors has not established an Audit Committee, but intends to do so in the near future. The function of the Audit Committee will be to review the results and scope of the audit and other services provided by the Company's independent auditors, review and evaluate the Company's internal audit and control functions and monitor transactions between the Company and its employees, officers and directors.

     SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2000.


                    Annual Compensation    Long-Term Compensation
                    -------------------    ----------------------
                                             Awards                 Payouts
                                             ------                 -------
                     Other
                     Annual             Restricted
                     Year                Compen-    Stock    Options/   LTIP
Name &               Ended               sation    Award(s)   SARs     Payouts
Principal Position  June 30  Salary($)   Bonus($)   (%)        (#)       ($)

Michael L.
Schumacher           1998    $   -        $    -   $   -          -     $   -

Michael L.
Schumacher           1999    $   -        $    -   $   -          -     $   -

Michael L.
Schumacher           2000    $28,288      $    -   $   -     400,000    $   -
                                                               <FN1>

<FN1>   Mr. Schumacher was granted an option to acquire 400,000 shares of the
Company's common stock at $2.50 per share at any time through June 30, 2002.

     COMPENSATION OF DIRECTORS

There was no other compensation paid to any director of PRIDE for the years ended June 30, 1998, 1999 and 2000.

     EMPLOYMENT AGREEMENTS

None

     LONG-TERM INCENTIVE PLAN

None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of June 30, 2000:

Name and Address        Amount and Nature of Beneficial Ownership
of Beneficial Holder        Shares       Options         Total        Percent
--------------------        ------       -------         -----        -------

Michael L. Schumacher<FN1> 625,505       400,000       1,025,505      48.718%
2525 Fifteenth Street,
Suite 3H
Denver, CO   80211

Terry and Susan R. Seipelt 127,618             -         127,618       6.063%
631 N. High Street
Hillsboro, OH   45133

Harold L.  Morris <FN2>    424,792       200,000         624,792      29.682%
4 Harbor Pointe
Corona del Mar, CA  92625

Ben and Percy Trujillo     132,390            -          132,390       6.289%
6124 S. Filbert Court
Littleton, CO 80121

George A. Powell             1,763            -            1,763       0.084%
Vice President and Director
7333 S. Fillmore Circle
Littleton, CO 80122

Peter and Ann Porath        47,402      200,000          247,402      11.753%
12773 Forest Hill Blvd.
#209
Wellington, FL 33414

Officers and directors     627,268      400,000        1,027,268      48.802%
as a group <FN1>

Percentages have been computed assuming the exercise of all outstanding options.

<FN1> Michael L. Schumacher owns 3,250 shares individually.  In addition, Mr. Schumacher, President and Director of PRIDE is the sole beneficiary of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan) which owns 464,427 shares of PRIDE. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares owned by certain relatives of Mr. Schumacher:

     Owner                             Relationship       Number of Shares
     -----                             ------------       ----------------
     Jada Schumacher                     Daughter                1,024
     Spencer Schumacher                  Son                     1,024
     Quinn Schumacher                    Son                     1,024
     Ralph and Alma Schumacher           Parents                   366
     Roberta and Timothy Weiss           Sister and her spouse     328
     Constance and Gary Novak            Sister and her spouse     328
     Cynthia and Greg Becker             Sister and her spouse     328
                                                                 -----
          Total                                                  4,422
                                                                 =====

Mr. Schumacher disclaims beneficial ownership of an additional 153,406 shares held by the Plan as collateral for promissory notes totaling approximately $385,000 including accrued interest at June 30, 2000. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2002. Failure to collect the note balances and accrued interest at that time would result in the Schumacher Plan obtaining ownership of the 153,406 additional shares. Therefore, the beneficial schedule above includes these shares.

<FN2> Harold L. Morris individually owns 128,798 shares of PRIDE.  In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan which owns 93,208 shares of PRIDE. Applegates Landing I, a Harold
L. Morris family partnership owns 48,598 shares. Professional Investors, a Utah Limited Partnership, of which Mr. Morris is a partner, owns 3,358 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

          Owner                    Relationship        Number of Shares
          -----                    ------------        ----------------
          Debra L. Morris          Daughter                 9,592
          Gary A. Morris           Brother                  4,794
                                                           ------
               Total                                       14,386
                                                           ======

Mr. Morris disclaims beneficial ownership of an additional 136,444 shares held by Mr. Morris, or entities controlled by him, as collateral for promissory notes, totaling approximately $345,000 including accrued interest at June 30, 2000. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2002. Failure to collect the note balances and accrued interest would result in Mr. Morris, or entities controlled by him, obtaining ownership of the additional 136,444 shares. Therefore, the beneficial schedule above includes these shares.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best knowledge of the Company, all beneficial ownership reports of officers, directors and holders of 10% of the Company's common stock have been filed on timely reports.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None during the year ended June 30, 2000.


                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None


                              SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       PRIME RATE INCOME & DIVIDEND
                                   ENTERPRISES, INC.

BY(Signature)                      By   /s/ Michael L. Schumacher
(Date)                             October 11, 2000
(Name and Title)                   Michael L. Schumacher
                                   President, Chief Executive Officer and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


     Signature                         Capacity                  Date



 /s/ Michael L. Schumacher     President,                   October 11, 2000
--------------------------     Chief Executive Officer
Michael L. Schumacher          and Chief Financial Officer


 /s/ George A. Powell          Vice President               October 11, 2000
---------------------          and Director
George A. Powell

                       INDEX TO FINANCIAL STATEMENTS

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES



                         FINANCIAL STATEMENTS


                        June 30, 2000 and 1999


     Report of Independent Certified Public Accountants          F-2

     Consolidated Financial Statements:

          Consolidated Balance Sheets                            F-3

          Consolidated Statements of Income                      F-4

          Consolidated Statement of Changes in                   F-5
            Stockholders' Equity

          Consolidated Statements of Cash Flows                  F-6

          Notes to Consolidated Financial Statements             F-7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Prime Rate Income & Dividend Enterprises, Inc.
Denver, CO   80211


We have audited the accompanying consolidated balance sheets of Prime Rate Income & Dividend Enterprises, Inc. and Consolidated Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Prime Rate Income & Dividend Enterprises, Inc. and Consolidated Subsidiaries as of June 30, 2000 and June 30, 1999, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended June 30, 2000 and June 30, 1999, in conformity with generally accepted accounting principles.




                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, Colorado   80215
September 29, 2000

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                June 30,       June 30,
                                                  2000           1999
                                                --------      ---------
Current Assets:
 Cash                                        $   414,390   $   445,158
 Certificates of purchase, real estate
  foreclosures (Note 3)                                -       197,247
 Mortgage notes receivable, current portion
  (Note 3)                                       148,743       111,108
 Mortgage note receivable, related party
  (Note 3)                                             -       139,079
 Note receivable, current portion                  9,284             -
 Sale proceeds receivable (Note 7)                     -       246,500
 Deferred tax                                    187,374             -
 Investment in marketable securities           1,078,628             -
 Other                                             7,833        26,831
                                               ---------     ---------
   Total Current Assets                        1,846,252     1,165,923

Real estate, net of accumulated deprec-
 iation of $11,714 at June 30, 2000 and
 $5,500 at June 30, 1999 (Note 3)                539,708       234,817
Equipment, net of accumulated depreciation
 of $480 at June 30, 2000                          4,320             -
Transportation equipment, net of accumulated
 depreciation of $9,125 at June 30, 2000
 and $6,125 at June 30, 1999                       5,875         8,875
Mortgage notes receivable, net of
 current portion (Note 3)                        608,946             -
Note receivable, net of current portion          309,365       795,356
                                             -----------   -----------
TOTAL ASSETS                                 $ 3,314,466   $ 2,204,971
                                             ===========   ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                            $    44,395   $     8,158
 Notes payable, current portion (Note 2)          19,382        10,005
 Income taxes payable (Note 5)                   117,951        41,689
 Deferred taxes payable, current portion
  (Note 5)                                       279,029         2,104
 Accrued expenses and other                       36,438        24,598
                                             -----------   -----------
   Total Current Liabilities                     497,195        86,554

Deferred taxes payable, long term (Note 5)        17,833        27,595
Notes payable, net of current portion
  (Note 2)                                       195,654        18,872
                                             -----------   -----------
TOTAL LIABILITIES                                710,682       133,021
                                             -----------   -----------

Stockholders' Equity:
 Preferred stock, $10.00 par value,
  10,000,000 shares authorized, none issued
  & outstanding                                        -             -
 Common stock, $1.00 par value, 200,000,000
  shares authorized, 1,304,984 shares
  issued and outstanding                       1,304,984       611,290
  Additional paid-in capital                     493,346       975,408
 Depreciation of marketable securities          (319,043)            -
 Retained earnings                             1,124,497       485,252
                                             -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                     2,603,784     2,071,950
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 3,314,466   $ 2,204,971
                                             ===========   ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME


                                                Year Ended   Year Ended
                                                 June 30,     June 30,
                                                   2000         1999
                                               ---------     ---------
Revenue:
 Consulting income                             $ 994,689   $         -
 Rent income                                       6,600         7,960
 Interest income                                 110,979       150,261
 Dividend income                                  10,532             -
Gain on sale of stock                             76,730             -
 Gain on sale of assets                                -        43,570
 Other income                                      1,918         7,293
                                               ---------       -------
                                               1,201,448       209,084
                                               ---------       -------
Expenses:
 Depreciation                                      9,693         4,500
 Interest                                         11,100         3,163
 Officer's compensation                           28,288             -
 Professional fees                                 8,070         8,349
 Audit and accounting                             12,540        19,770
 Stock issued for services                        73,750             -
 Other                                            33,126        22,968
                                                 -------        ------
                                                 176,567        58,750
                                                 -------        ------
Net income before provision
 for income taxes                              1,024,881       150,334
                                               ---------       -------
Provision for income taxes (Note 5):
 Current                                         117,951        41,686
 Deferred                                        267,685        (1,436)
                                                 -------        -------
                                                 385,636        40,250
                                                 -------        ------
Net income                                    $  639,245   $   110,084
                                              ==========   ===========
Per Share                                     $      .51   $       .09
                                              ==========   ===========
Weighted Average Shares
 Outstanding                                   1,243,182     1,222,580
                                              ==========   ===========

The accompanying notes are an integral part of the financial statements.

Note: No dilution of earnings per share resulting from the options described in Note (15) since the market value of the shares is lower than the option prices.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  From July 1, 1998 through June 30, 2000

                                                 Other
                                                 Compre-
                                    Additional   hensive
            Common                   Paid-in     Income    Retained
            No./Shares Stock Amount Capital      (Loss)    Earnings     Total
            ---------- ------------ -------     -------    --------    -------
Balance at
June        1,222,580  $1,222,580   $356,962    $       -  $375,168 $1,954,710
30, 1998

Paid-in
capital             -           -      7,156            -         -      7,156

Net income
for
the year
ended
June 30,
1999                -           -          -            -   110,084    110,084
            ---------   ---------    -------    ---------   -------  ---------
Balance at
June        1,222,580   1,222,580    364,118            -   485,252  2,071,950
30, 1999

Additional          -           -      8,102            -         -      8,102
paid-in
capital

Stock
issued for
services
at              1,160       1,160        830            -         -      1,990
$1.72 per
share

Stock
issued for
cash at
$1.72           2,000       2,000      1,430            -         -      3,430
per share

Stock
issued for
services at    28,000      28,000     42,000            -         -     70,000
$2.50 per
share

Stock
issued for
investment
at             51,244      51,244    76,866             -         -    128,110
$2.50
per share

Depreciation
of marketable
securities          -           -         -     (319,043)         -  (319,043)

Net income
for the year
ended               -           -         -                 639,245    639,245
June 30,
2000
            ---------  ----------  --------   ---------- ---------- ----------
Balance
at June     1,304,984  $1,304,984  $493,346   $(319,043) $1,124,497 $2,603,784
30, 2000




  The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year ended    Year ended
                                                   June 30,      June 30,
                                                    2000           1999
                                                 -----------    ----------
Cash Flows Operating Activities:
 Net income                                      $   639,245 $   110,084
 Depreciation                                          9,693       4,500
 Increase in income taxes payable                     76,262       2,158
 Increase (Decrease) in deferred income
  taxes payable                                      267,163      (4,172)
 Increase in accounts payable, accrued
  expenses and other                                  48,077       7,082
 (Increase) in deferred tax asset                   (187,374)          -
 Stock issued for services                            73,750           -
 Loss on sale of assets                                3,334           -
 Other                                                19,028           -
                                                 -----------  ----------
Net Cash Provided by Operating Activities            949,178     119,652
                                                 -----------  ----------
Cash Flows from Investing Activities:
 (Investment)in marketable securities             (1,397,671)          -
 (Investment) in equipment                            (4,800)          -
 (Investment) in property                           (311,105)          -
 (Increase) decrease in sales proceeds receivable    246,500    (246,500)
 Collection of certificates of purchase              197,247     602,554
 Collection of notes receivable                      287,854     485,666
 (Investment) in mortgage notes receivable                 -    (276,546)
 (Investment) in note receivable                    (318,649)          -
 Disposition of real estate                                -       8,000
 Other                                                   989        (146)
                                                  -----------   ---------
Net Cash Provided by (Used in) Investing
 Activities                                       (1,299,635)    573,028
                                                  -----------   --------
Cash Flows from Financing Activities:
 Stock issued and additional paid-in capital         133,530           -
 (Repayment) of notes payable                        (10,773)     (7,851)
 Loan proceeds from bank                             200,000   2,565,004
 (Repayment) of loan from bank                        (3,068) (2,774,904)
 (Repayment) of loan from related party                    -    (100,000)
                                                  ----------- -----------
Net Cash Provided by (Used in) Financing
 Activities                                          319,689    (317,751)
                                                  ----------- -----------
Increase (decrease) in Cash                          (30,768)    374,929

Cash, Beginning of Period                            445,158      70,229
                                                 ----------- -----------
Cash, End of Period                              $   414,390 $   445,158
                                                 =========== ===========
Interest Paid                                    $    11,100 $     3,163
                                                 =========== ===========
Income Taxes Paid                                $    32,020 $    42,846
                                                 =========== ===========

The accompanying notes are an integral part of the financial statements.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(1)  Summary of Accounting Policies
     ------------------------------
  This summary of significant accounting policies of Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) and its wholly-owned subsidiaries, Birch Branch, Inc., TakeItPublicNow.com, Inc., formerly GAP Enterprises, Inc., and 61% majority owned Vacation Ownership Marketing, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

  (a) Organization and Principles of Consolidation
      --------------------------------------------
       The consolidated financial statements include the accounts of the companies listed above for the two years ended June 30, 2000 or since the date of acquisition. The Company is principally in the consulting business, but also is in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. During the year ended June 30, 2000, the Company expanded its business to include providing consulting services to companies interested in becoming publicly traded. All intercompany account balances have been eliminated in the consolidation. The Company has selected June 30 as its year end.

  (b) Per Share Information
      ---------------------
       Per share information is based upon the weighted average number of shares outstanding during the period.

  (c) Investment in Real Estate and Related Depreciation
      --------------------------------------------------
       The Company's investments in rental real estate are carried at cost, net of accumulated depreciation. Depreciation on rental real estate is being computed using the straight-line method over estimated useful lives of 40 years. Major renovations are capitalized. Repairs and maintenance costs are expensed as incurred.

  (d) Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
  (d) Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------
       expenses during the reporting period. Actual results could differ from those estimates.

  (e) Investment in Mortgage Loans and Certificates of Purchase
      ---------------------------------------------------------
       The Company's investment in mortgage loans consist principally of carry-back mortgages on real estate sold and are carried at the amortized principal balance. Management believes there is no impairment in value of the mortgage loans and therefore has provided no allowance for uncollectible notes. Management's policy with respect to impairment determination is to review the carry values periodically, and at least quarterly to determine if there is any impairment. The Company requires a downpayment of at least 10% or additional collateral of at least 10% to sell a property with a carry-back mortgage note receivable. Management believes that the underlying collateral on all mortgage notes receivable are sufficient to facilitate collection of the mortgage notes receivables. See note 3. The Company carries its investments in certificates of purchase on foreclosures issued by public trustees at the lower of cost plus accrued interest, or the value of the underlying foreclosed property. See Note 3.

  (f) Geographic Area of Operations and Interest Rates
      ------------------------------------------------
       The Company owns properties principally in California, Colorado, Nebraska, North Dakota, Florida and Arkansas. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in four areas, this concentration of operations results in an associated risk and uncertainty.

  (g) Provision for Deferred Income Taxes
      -----------------------------------
       Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. Income tax regulations allow deferral of income received in the form of stock and also allow the use of the installment method for reporting sales of assets. The Company has provided a deferred income tax provision for these timing differences.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
  (h) Revenue Recognition Policy
      --------------------------
       The Company's revenue was principally generated from various phases of one revenue producing stream from various real estate transactions. The Company acquires certificates of purchase from public trustees related to foreclosures of real estate. During the redemption period, interest is earned on a daily pro-rata basis and either collected at the redemption date or added to the cost basis of the property when title is obtained. The Company repairs the properties and sells them, principally for cash, but under certain situations the Company will provide the mortgage financing on the property. The gains or losses are recorded at the time of sale. Management's policy with respect to long-lived assets is to review them periodically, and at least quarterly, to determine if there is any impairment. At June 30, 2000, management believes there is no impairment in the value of any long-lived assets. The Company recognizes interest income from mortgage notes receivable on a daily pro-rata basis. From time to time, the Company will acquire real estate to be held for longer term investment purposes. If the property is an improved property, the Company rents the property under short-term leases and recognizes rental income on a daily pro-rata basis. The Company also has acquired certain residential lots, with the total approximate carrying value of $81,000, with the intention of holding these lots for future appreciation. Consulting income is recognized as earned when the services are performed.

  (i) Recent Accounting Pronouncements
      --------------------------------
       In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position, or cash flows as the Company currently does not engage in any derivative or hedging activities.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(2)  Notes Payable
     -------------
  As of June 30, 2000 the Company had outstanding $18,104 on a note payable bearing interest at 15%. In addition, the Company had outstanding $196,932 on a note payable to a bank bearing interest at one percent over prime. Maturities of these notes payable are summarized as follows:

 Year ending June 30,
           2001      $   19,382
           2002          12,642
           2003           7,258
           2004           7,800
      Thereafter        167,954
                     ----------
       Total         $  215,036
                     ==========
  The $18,104 note is due in monthly installments of $1,129 through December, 2002. This note is not collateralized by any assets of the Company. The $196,932 note is payable in monthly installments of $2,043 through January 2005 to a bank and is collateralized by property located in Denver, Colorado. During the year ended June 30, 1999, the Company repaid a note payable to a bank that was collateralized by certain notes receivable and certificates of deposit. In addition, the Company had a $100,000 note payable to a shareholder which was uncollateralized and was paid in full during the year ended June 30, 1999.

(3)  Concentration of Credit Risk
     ----------------------------
  The Company's material concentration of credit risk consists principally of investments in mortgage loans and certificates of purchase. The Company's investments in mortgage loans are collateralized principally by first or second deeds of trust on real estate located primarily in Colorado, Arizona and
  California.   At June 30, 2000, the Company had seventeen
  mortgage loans receivable from one individual totaling approximately $541,479. The individual's loans as a percentage of value were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property
  owned by this individual.   The weighted average interest rate
  on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

  The Company had one investment in a foreclosure certificate of purchase totaling $197,247 as of June 30, 1999. This certificate of purchase entitled the Company to receive interest at the original foreclosed mortgage loan rate over the redemption period, which is generally 75 days, or title to the property if

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(3)  Concentration of Credit Risk, Continued
     ---------------------------------------
  not redeemed within the redemption period. The interest rate on the Company's investment in certificate of purchase was 30%. During the year ended June 30, 2000, the Company obtained title to and sold the property that was subject to the certificate of purchase.

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2000, the Company had a concentration of credit risk since it had temporary cash investments in bank accounts totaling $167,946 in excess of the FDIC insured amounts.

(4)  Fair Value Financial Instruments
     --------------------------------
  As of June 30, 2000, the Company had various investments in long term mortgage notes receivable and was obligated under various mortgage notes payable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

(5)  Income Taxes
     ------------
  A reconciliation between the expected income tax provision computed at a federal statutory rate of 37% and the actual income tax provision follows:
                                                Year         Year
                                               Ended         Ended
                                               June 30,     June 30,
                                                2000         1999
                                            -----------  -----------
  Expected income tax                       $   379,206  $    58,630
  Graduated tax brackets                        (16,750)     (16,750)
  State tax net of federal benefit               32,284        4,584
  Other, net                                     (9,104)      (6,214)
                                            ------------ ------------
                                            $   385,636  $    40,250
                                            ===========  ============
  The tax effects of temporary differences that give rise to the deferred tax liability at June 30, 2000 follow:

  Deferred consulting income                   $ 277,194
  Installment sale reporting                      19,668
                                               ---------
  Subtotal                                       296,862
  Less current portion                          (279,029)
                                               ----------
  Long-term portion                            $  17,833
                                               ==========

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(5)  Income Taxes, Continued
     -----------------------
  The change in the deferred tax liability during the year ended
  June 30, 2000 was $267,163.

(6)  Line of Credit
     --------------
  As of June 30, 1999, the Company had a line of credit from a
  bank of $1,500,000.   At June 30, 2000, the Company repaid the
  line of credit in full and did not renew the line of credit with the bank.

(7)  Sale Proceeds Receivable
     ------------------------
  Effective June 30, 1999, the Company sold a real estate property resulting in a receivable of $246,500. During July, 1999 the Company received the $246,500 in cash.


(8)  Consulting Income
     -----------------
  During the year ended June 30, 2000, the Company earned $994,689 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. The Company records consulting fee income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

(9)  Marketable Equity Securities
     ----------------------------
  In accordance with the Statement of Financial Accounting
  Standards number 115, investments in securities may be classified in these categories:

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

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(9)  Marketable Equity Securities, Continued

    At June 30, 2000, the Company had available for sale security investments in the following companies:

              Name                            Exchange
              ----                            --------
     Pilgrim Prime Rate Trust (PPR)       NY Stock Exchange
     EmedSoft.com, Inc. (MED)                   AMEX
     Odyssey Marine Exploration (OMEX)          OTCBB
     GoOnline Networks Corporation              OTCBB
     MPEG Super Site, Inc. (MPSS)               OTCBB
     Kelly's Coffee Group, Inc.(KLYS)           OTCBB


                                    Total              Total
              Total              Market Value        Unrealized
           Recorded Cost         June 30, 2000       Depreciation
           -------------         -------------       ------------
           $ 1,585,045            $ 1,078,628        $  (506,417)

           Provision for Deferred Income Taxes           187,374
                                                     ------------
           Unrealized depreciation, net of
           Deferred income taxes                     $  (319,043)
                                                     ============

  (10)  Comprehensive Income
        --------------------
  The components of comprehensive income, net of related tax for the years ended June 30, 2000 and 1999 are as follows:

                                            Years Ended June 30
                                               2000       1999

   Net income                              $ 639,245   $ 110,084
   Unrealized (loss) on available-
    for-sale securities, net                (319,043)          -
                                           ----------  ---------
   Comprehensive Income                    $ 320,202   $ 110,084
                                           ==========  =========
  (11) Management Agreement
       --------------------
  On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000. As of June 30, 2000, $28,288 has been accrued as a payable for these services. This agreement may be terminated at any time without notice by any officer of the Company.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(12)   Transient Investment Company
       ----------------------------
  The Company, during the year ended June 30, 2000, temporarily owned securities and/or cash exceeding 50% of the Company's total assets. The Company may be deemed a transient investment company as defined in Rule 3a-2 under the Investment Company Act of 1940.

(13)   Stock Splits
       ------------
  During September, 1999, the Company effected a 2.4324 for one forward stock split increasing the outstanding common stock of the Company from 251,311 shares to 611,290 shares. All references to common stock in the financial statements have been retroactively given effect for this split.

  During May, 2000, the Company effected a two for one forward stock split increasing the outstanding common stock of the Company from 652,492 shares to 1,304,984 shares. All references to common stock in the financial statements have been retroactively given effect for this split.

(14) Stock Issued for Services
     -------------------------
  On March 31, 2000, the Company issued 28,000 shares of its common stock for services valued at $2.50 per share. Such services included consulting services, management advisory services, investment planning and accounting. In addition, 1,160 shares were issued for services in January 2000 at $1.72 per share, for accounting services. None of the shares were issued to officers or directors of the Company. The Company intends to register the shares through an S-8 registration.

(15) Stock Options
     -------------
  On March 31, 2000, the Company granted options to acquire 400,000 shares to its President, and 200,000 shares each to two non-officer stockholders of the Company. The options are exercisable at any time through June 30, 2002 at $2.50 per share. The Company intends to register such options and the underlying shares through an S-8 registration.

(16) Related Party Transactions
     --------------------------
  On March 31, 2000, the Company issued 51,244 of its restricted common stock to certain shareholders in exchange for various marketable securities. The Company's common stock was recorded at $2.50 per share, the book value per share at that date and the marketable securities were recorded at the closing price of the securities on that date.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000 and 1999

(16) Related Party Transactions, continued
     -------------------------------------
  On January 31, 2000, the Company's President exchanged his interest in two loft residential/commercial condominium units in Denver, Colorado as partial repayment of amounts owed to the Company. The President acquired these units on January 28, 2000 and exchanged the units at his cost at $311,105 with a mortgage assumed of approximately $200,000, resulting in a debt repayment of $110,901 to the Company.

  Also on January 31, 2000, the Company's President and another shareholder exchanged certain marketable securities for debt repayment to the Company totaling $518,438.