Form 10-Q
period 2000-09-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2000-11-20
CIK 1095963

          FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         September 30, 2000
                             ------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number            0-27513
                                  -------

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

             2525 Fifteenth Street, Suite 3H, Denver, CO 80211
         ---------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

                            (303) 480-5037
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


      ---------------------------------------------------------------

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

                          [   ] Yes [   ] No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2000, Registrant had 1,304,984 shares of common stock, $1.00 par value, outstanding.

                                  INDEX

                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent
                 Certified Public Accountant                    2

               Consolidated Balance Sheets as of
                 September 30, 2000 (Unaudited) and
                 June 30, 2000                                  3

               Consolidated Statements of Income,
                 Three Months Ended September 30, 2000
                 and September 30, 1999 (Unaudited)             4

               Consolidated Statements of Cash Flows,
                 Three Months Ended September 30, 2000
                 and September 30, 1999 (Unaudited)             5

          Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                    10

Part II.  Other Information                                    12

               EX-27  Financial Data Schedule                  13

      REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
      --------------------------------------------------------


The Board of Directors
Prime Rate Income and Dividend Enterprises, Inc.
Denver, Colorado 80211

We have reviewed the accompanying consolidated balance sheet of Prime Rate Income and Dividend Enterprises, Inc. as of September 30, 2000, and the related consolidated statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Prime Rate Income and Dividend Enterprises, Inc.

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



                          /s/ Miller and McCollom
                         Miller and McCollom
                         Certified Public Accountants
                         7400 West 14th Avenue, Suite 10
                         Lakewood, CO   80215
November 14, 2000

           PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                   AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                              ASSETS

                                                   September 30,    June 30,
                                                      2000           2000
                                                   -------------   ---------
Current Assets:
     Cash                                       $    276,913   $   414,390
     Mortgage notes receivable, current portion      206,279       148,743
     Note receivable, current portion                 11,605         9,284
     Deferred tax                                    320,939       187,374
     Investment in marketable securities             780,164     1,078,628
     Other                                            36,256         7,833
                                                   ---------     ---------
       Total Current Assets                        1,632,156     1,846,252

Real estate, net of accumulated deprec-
 iation of $14,917 at September 30, 2000 and
 $11,714 at June 30, 2000                            538,314       539,708
Equipment and furnishings, net of accumulated
 depreciation of $720 at September 30, 2000
 and $480 at June 30, 2000                            17,637         4,320
Transportation equipment, net of accumulated
 depreciation of $9,875 at September 30, 2000 and
 $9,125 and June 30, 2000                              5,125         5,875
Mortgage notes receivable, net of current portion    555,333       608,946
Note receivable, net of current portion              307,044       309,365
                                                 -----------   -----------
TOTAL ASSETS                                     $ 3,055,609   $ 3,314,466
                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
     Accounts payable and accrued expenses        $    46,610  $    44,395
     Notes payable, current portion                    21,361       19,382
     Income taxes payable                              42,143      117,951
     Deferred taxes payable, current portion          269,267      279,029
     Accrued expenses and other                        39,101       36,438
                                                      -------      -------
       Total Current Liabilities                      418,482      497,195

Deferred taxes payable, long term                      27,595       17,833
Notes payable, net of current portion                 189,277      195,654
                                                      -------      -------
TOTAL LIABILITIES                                     635,354      710,682
                                                      -------      -------
Stockholders' Equity:
     Preferred stock, $10.00 par value, 1,000,000
      shares authorized, none issued & outstanding          -            -
     Common stock, $1.00 par value, 200,000,000
      shares authorized, 1,304,984 shares issued
      and outstanding                               1,304,984    1,304,984
     Additional paid-in capital                       493,346      493,346
     Depreciation of marketable securities           (507,075)    (319,043)
     Retained earnings                              1,129,000    1,124,497
                                                    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                          2,420,255    2,603,784
                                                  -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 3,055,609  $ 3,314,466
                                                  ===========  ===========

The accompanying notes are an integral part of the financial statements.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                                  Three Months Ended
                                           September 30,  September 30,
                                               2000           1999
                                           -------------  -------------
Revenue:
     Rent income                            $      1,650   $      1,650
     Interest income                              26,077         18,548
     Dividend income                              12,409              -
     Other                                             -          1,139
                                            ------------   ------------
                                                  40,136         21,337
                                            ------------   ------------
Operating Expenses:
     Depreciation                                  4,193          1,125
     OfficerAEs compensation                       1,854              -
     Interest                                      5,117          1,054
     Contract services                             1,773              -
     Auditing and accounting                      11,794              -
     Property expenses                             3,260              -
     DirectorsAE fees                                  -          3,500
     Other                                         6,583          4,162
                                             -----------    -----------
                                                  34,574          9,841
                                             -----------    -----------
Net income before provision
 for income taxes                                  5,562         11,496
                                             -----------    -----------
Provision for income taxes                        24,192          3,510
 Less deferred taxes                             (23,133)             -
                                             ------------   -----------
                                                   1,059          3,510
                                            ------------   ------------
Net income                                  $      4,503   $      7,986
                                            ============   ============
Per Share                                   $        nil   $        .01
                                            ============   ============
Weighted Average Shares Outstanding            1,304,984      1,222,582
                                            ============   ============

The accompanying notes are an integral part of the financial statements.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                   Three Months Ended
                                              September 30,   September 30,
                                                  2000            1999
                                              -------------   -------------
Cash Flows Operating Activities:
     Net income                                $       4,503   $      7,986
     Depreciation                                      4,193          1,125
     (Decrease) in income taxes payable              (75,808)       (21,490)
     Increase in deferred income tax asset           (23,133)             -
     Increase in accounts payable and accrued
      expenses                                         2,215          3,942
     Stock issued for services                             -          3,500
     Other                                           (25,760)         1,304
                                               --------------   ------------
Net Cash Provided by Operating Activities           (113,790)        (3,633)
                                               --------------   ------------
Cash Flows from Investing Activities:
     (Investment) in equipment and furnishings       (13,557)             -
     (Investment) in property                         (1,809)             -
     (Investment) in notes receivable                (57,536)             -
     Collection of notes receivable                   53,613         65,575
     Collection of sale proceeds receivable                -        246,500
     Other                                                 -         (3,755)
                                               -------------    ------------
Net Cash Provided by (Used in) Investing
     Activities                                      (19,289)       308,320
                                               --------------   -----------
Cash Flows from Financing Activities:
     Common stock and paid-in capital                      -          4,638
     (Repayment of) notes payable                     (4,398)        (2,334)
                                               --------------   ------------
Net Cash Provided by (Used in) Financing
     Activities                                       (4,398)         2,304
                                               --------------   -----------

Increase (decrease) in Cash                         (137,477)       306,991

Cash, Beginning of Period                            414,390        445,158
                                                ------------    -----------

Cash, End of Period                             $    276,913    $   752,149
                                                ============    ===========
Interest Paid                                   $      5,117    $     1,054
                                                ============    ===========
Income Taxes Paid                               $    100,000    $    25,000
                                                ============    ===========

The accompanying notes are an integral part of the financial statements.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000
                             (Unaudited)

(1)  Condensed Financial Statements
     ------------------------------
The financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Prime Rate Income & Dividend Enterprises, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Prime Rate
Income & Dividend Enterprises, Inc. later in the year.

The management of Prime Rate Income & Dividend Enterprises, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Business of the Company
     -----------------------
The Company is principally in the consulting business, but also is in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. During the year ended June 30, 2000, the Company expanded its business to include providing consulting services to companies interested in becoming publicly traded. All intercompany account balances have been eliminated in the consolidation.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           September 30, 2000
                              (Unaudited)

(3)  Stock Issued for Services
     -------------------------
On March 31, 2000, the Company issued 28,000 shares of its common stock for services valued at $2.50 per share. Such services included consulting services, management advisory services, investment planning and accounting. In addition, 1,160 shares were issued for services in January
2000 at $1.72 per share, for accounting services. None of the shares were issued to officers and directors of the Company. The Company intends to register the shares through an S-8 registration.

(4)  Stock Options
     -------------
On March 31, 2000, the Company granted options to acquire 400,000 shares to its President, and 200,000 shares each to two non-officer stockholders of the Company. The options are exercisable at any time through June 30, 2002 at $2.50 per share. The Company intends to register such options and the underlying shares through an S-8 registration.

(5)  Consulting Income
     -----------------
During the year ended June 30, 2000, the Company earned $994,689 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. The Company records consulting fee income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

(6)  Marketable Equity Securities
     ----------------------------
In accordance with the Statement of Financial Accounting Standards number 115, investments in securities may be classified in these categories:

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

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                  AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000
                             (Unaudited)

(6)  Marketable Equity Securities, continued
     ---------------------------------------
At September 30, 2000, the Company had available for sale security investments in the following companies:

                         Name                     Exchange

          Pilgrim Prime Rate Trust (PPR)          NY Stock Exchange
          EmedSoft.com, Inc. (MED)                AMEX
          Odyssey Marine Exploration (OMEX)       OTCBB
          GoOnline Networks Corporation (GONT)    OTCBB
          MPEG Super Site, Inc. (MPSS)            OTCBB
          KellyAEs Coffee Group, Inc. (KLYS)      OTCBB

                                  Total                   Total
               Total           Market Value            Unrealized
          Recorded Cost       September 30, 2000       Depreciation
          -------------       ------------------       ------------
           $ 1,585,045         $    780,164             $ (804,881)

          Provision for Deferred Income Taxes              297,806
                                                        -----------
          Unrealized depreciation, net of
            deferred income taxes                       $ (507,075)
                                                        ===========
(7)  Management Agreement
     --------------------
On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President, through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000. This agreement may be terminated at any time without notice by any officer of the Company.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended September 30, 2000 and 1999, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three month period ended September 30, 2000 increased from the three month period ended September 30, 1999 as follows:

                                     1999        2000       Increase
                                   --------    --------     --------
Three Months Ended
 September 30,                     $ 21,337    $ 40,136     $ 18,799

Revenue increased principally due to interest and dividends received from investments.

Operating expenses were $9,841 during the three month period ended September 30, 1999 as compared to $34,574 during the three month period ended September 30, 2000. Operating expenses increased principally due to auditing fees for one of the Company's wholly owned subsidiaries, and interest, depreciation and other costs related to its investment property.

Net income after provision for income taxes amounted to $4,503 during the three month period ended September 30, 2000 as compared to $7,986 during the three month period ended September 30, 1999, a decrease of $3,483.

Liquidity and Capital Resources
-------------------------------
Working capital was $1,213,674 at September 30, 2000 as compared to $1,349,057 at June 30, 2000. The Company's stockholders' equity was $2,420,255 at September 30, 2000 as compared to $2,603,784 at June 30, 2000. The decrease in stockholders' equity related principally to the depreciation of marketable equity securities and net income recognized for the three months ended September 30, 2000. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

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

Item 2.   Changes in Securities
          ---------------------
          None.

Item 3.   Defaults upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                   PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.


(Signature)                    /s/Michael L. Schumacher
(Date)                         November 14, 2000
(Name and Title                Michael L. Schumacher, Chief Executive
                               Officer and Principal Accounting Officer