Form 10-Q
period 2000-12-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2001-02-14
CIK 1095963

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         December 31, 2000
                         ------------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number            0-27513
                               -----------
          PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Colorado                         84-1308436
    -------------------------------          -------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization            Identification No.)

          2525 Fifteenth Street, Suite 3H, Denver, CO    80211
     ------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

                            (303) 480-5037
       ---------------------------------------------------
      (Registrant's telephone number, including area code)


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

                                INDEX
                                -----

                                                              Page
                                                             Number
                                                             ------
Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent
                 Certified Public Accountant                    2

               Consolidated Balance Sheets as of
                 December 31, 2000 (Unaudited) and
                 June 30, 2000                                  3

               Consolidated Statements of Income,
                 Three Months Ended December 31, 2000
                 and December 31, 1999 (Unaudited)              4

               Consolidated Statements of Income,
                 Six Months Ended December 31, 2000
                 and December 31, 1999 (Unaudited)              5

               Consolidated Statements of Cash Flows,
                 Six Months Ended December 31, 2000
                 and December 31, 1999 (Unaudited)              6

          Notes to Consolidated Financial Statements            7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                    11

Part II.  Other Information                                    13

       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Prime Rate Income and Dividend Enterprises, Inc.
Denver, Colorado 80211

We have reviewed the accompanying consolidated balance sheet of Prime Rate Income and Dividend Enterprises, Inc. as of December 31, 2000, and the related consolidated statements of income and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Prime Rate Income and Dividend Enterprises, Inc.

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

January 31, 2001

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS
                                              December 31,     June 30,
                                                  2000           2000
                                              ------------    ----------
Current Assets:
  Cash                                      $    547,132   $   414,390
  Mortgage notes receivable, current portion     221,110       148,743
  Note receivable, current portion                 9,787         9,284
  Deferred tax                                   436,658       187,374
  Investment in marketable securities            130,099     1,078,628
  Other                                           23,181         7,833
                                            ------------    ----------
    Total Current Assets                       1,367,967     1,846,252

Real estate, net of accumulated deprec-
 iation of $18,120 at December 31, 2000
 and  $11,714 at June 30, 2000                   535,422       539,708
Equipment and furnishings, net of
 accumulated  depreciation of $960 at
 December 31, 2000  and $480 at June 30,
 2000                                             23,445         4,320
Transportation equipment, net of
 accumulated  depreciation of $10,625
 at December 31, 2000 and  $9,125 and
 June 30, 2000                                     4,375         5,875
Mortgage notes receivable, net of current
 portion                                         594,308       608,946
Note receivable, net of current portion          299,315       309,365
                                             -----------   -----------
TOTAL ASSETS                                 $ 2,824,832   $ 3,314,466
                                             ===========   ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
  Accounts payable and accrued expenses      $    39,537   $    44,395
  Notes payable, current portion                  18,513        19,382
  Income taxes payable                            26,543       117,951
  Deferred taxes payable, current portion        269,267       279,029
  Accrued expenses and other                      25,366        36,438
                                              ----------    ----------
    Total Current Liabilities                    379,226       497,195

Deferred taxes payable, long term                 27,595        17,833
Notes payable, net of current portion            187,580       195,654
                                              ----------    ----------
TOTAL LIABILITIES                                594,401       710,682
                                              ----------    ----------
Stockholders' Equity:
  Preferred stock, $10.00 par value,
  1,000,000 shares authorized, none
  issued & outstanding                                 -             -
  Common stock, $1.00 par value,
  200,000,000 shares authorized,
  1,304,984 shares issued
  and outstanding                              1,304,984     1,304,984
  Additional paid-in capital                     493,346       493,346
  Depreciation of marketable securities         (702,161)     (319,043)
  Retained earnings                            1,134,262     1,124,497
                                             ------------   -----------
TOTAL STOCKHOLDERS' EQUITY                     2,230,431     2,603,784
                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 2,824,832   $ 3,314,466
                                             ===========   ===========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                 Three Months Ended
                                              December 31,   December 31,
                                                  2000          1999
                                            -------------- --------------
Revenue:
  Rent income                               $      1,650  $      1,650
  Interest income                                 28,919        28,023
  Dividend income                                  3,936             -
  (Loss) on disposition of asset                  (2,880)       (3,534)
                                            ------------- -------------
                                                  31,625        26,139
                                            ------------- -------------
Operating Expenses:
  Depreciation                                     4,193         1,125
  Officer's compensation                           2,110             -
  Interest                                         4,971         1,012
  Contract services                                2,020         1,384
  Auditing and accounting                          4,590           894
  Property expenses                                3,483             -
  Other                                            3,790         5,161
                                            ------------  ------------
                                                  25,157         9,576
                                            ------------  ------------
Net income before provision
 for income taxes                                  6,468        16,563
                                            ------------  ------------
Provision for income taxes                         2,351         6,311
 Less deferred taxes                              (1,145)            -
                                            ------------- ------------
                                                   1,206         6,311
                                            ------------- ------------
Net income                                  $      5,262  $     10,252
                                            ============  ============
Per Share                                   $        nil  $        .01
                                            ============  ============
Weighted Average Shares Outstanding            1,304,984     1,222,582
                                            ============  ============

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                  Six Months Ended
                                              December 31,    December 31,
                                                  2000           1999
                                              ------------   ------------
Revenue:
  Rent income                               $      3,300  $      3,300
  Interest income                                 54,996        46,571
  Dividend income                                 16,345             -
  (Loss) on disposition of asset (Note 2)         (2,880)       (3,534)
  Other                                                -         1,139
                                            ------------  ------------
                                                  71,761        47,476
                                            ------------  ------------
Operating Expenses:
  Depreciation                                     8,386         2,250
  Officer's compensation                           3,964             -
  Interest                                        10,088         2,066
  Contract services                                3,793         1,384
  Auditing and accounting                         16,384           894
  Property expenses                                6,743             -
  Directors' fees                                      -         3,500
                                            ------------  ------------
  Other                                           10,373         9,323
                                            ------------  ------------
                                                  59,731        19,417
                                            ------------  ------------
Net income before provision
 for income taxes                                 12,030        28,059
                                            ------------  ------------
Provision for income taxes                        26,543         9,821
 Less deferred taxes                             (24,278)            -
                                            ------------  ------------
                                                   2,265         9,821
                                            ------------  ------------
Net income                                  $      9,765  $     18,238
                                            ============  ============
Per Share                                   $        .01  $        .02
                                            ============  ============
Weighted Average Shares Outstanding            1,304,984     1,222,582
                                            ============  ============

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Six Months Ended
                                                December 31,  December 31,
                                                     2000        1999
                                                ------------  ------------
Cash Flows Operating Activities:
 Net income                                  $       9,765  $     18,238
 Depreciation                                        8,386        2,250
 Loss on disposition of asset                        2,880            -
 (Decrease) in income taxes payable                (91,408)     (31,868)
 Increase in deferred income tax asset             (24,278)           -
 Increase (decrease) in accounts payable
  and accrued expenses                             (15,930)      (4,534)
 Stock issued for services                               -        3,500
 Other                                             (15,348)      (2,202)
                                              ------------- ------------
Net Cash Provided by Operating Activities         (125,933)     (14,616)
                                              ------------- ------------
Cash Flows from Investing Activities:
 Proceeds from redemptions of certificates
   of purchase                                           -      197,247
 (Investment) in equipment and furnishings         (19,605)           -
 (Investment) in property                           (2,120)           -
 (Investment) in notes receivable                 (120,844)           -
 Collection of notes receivable                     72,662      131,505
 Collection of sale proceeds receivable                  -      246,500
 Sale of marketable securities                     337,525            -
 (Investment) in note receivable, officer                -     (460,234)
                                               ------------ ------------
Net Cash Provided by (Used in) Investing
 Activities                                        267,618      115,018
                                               -----------  -----------
Cash Flows from Financing Activities:
 Common stock and paid-in capital                        -        4,638
 (Repayment of) notes payable                       (8,943)      (4,757)
                                               ------------ ------------
Net Cash Provided by (Used in) Financing
  Activities                                        (8,943)        (119)
                                               ------------ ------------
Increase in Cash                                   132,742      100,283

Cash, Beginning of Period                          414,390      445,158
                                              ------------  -----------
Cash, End of Period                           $    547,132      545,441
                                              ============ ============
Interest Paid                                 $     10,088 $      2,066
                                              ============ ============
Income Taxes Paid                             $    117,951 $     32,020
                                              ============ ============

The accompanying notes are an integral part of the financial statements.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

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

(2) Business of the Company
---------------------------
    The Company is principally in the consulting business, but also is in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. During the year ended June 30, 2000, the Company expanded its business to include providing consulting services to companies interested in becoming publicly traded. All intercompany account balances have been eliminated in the consolidation.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

(3) Stock Issued for Services
-----------------------------
    On March 31, 2000, the Company issued 28,000 shares of its common stock for services valued at $2.50 per share. Such services included consulting services, management advisory services, investment planning and accounting. In addition, 1,160 shares were issued for services in January 2000 at $1.72 per share, for accounting services. None of the shares were issued to officers and directors of the Company. The Company intends to register the shares through an S-8 registration.

(4) Stock Options
-----------------
    On March 31, 2000, the Company granted options to acquire 400,000 shares to its President, and 200,000 shares each to two non-officer stockholders of the Company. The options are exercisable at any time through June 30, 2002 at $2.50 per share. Subsequent to December 31, 2000, the options were repriced to $1.75 per share. The Company intends to register such options and the underlying shares through an S-8 registration.

(5) Consulting Income
---------------------
    During the year ended June 30, 2000, the Company earned $994,689 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. The Company records consulting fee income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

(6) Marketable Equity Securities
--------------------------------
    In accordance with the Statement of Financial Accounting Standards number 115, investments in securities may be classified in these categories:

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

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

(6) Marketable Equity Securities, continued
-------------------------------------------
    At December 31, 2000, the Company had available for sale security investments in the following companies:

         Name                                  Exchange
         ----                                  --------
  EmedSoft.com, Inc. (MED)                       AMEX
  Odyssey Marine Exploration (OMEX)             OTCBB
  GoOnline Networks Corporation (GONT)          OTCBB
  MPEG Super Site, Inc. (MPSS)                  OTCBB
  Kelly's Coffee Group, Inc. (KLYS)             OTCBB

                              Total                   Total
     Total                 Market Value             Unrealized
  Recorded Cost        December 31, 2000           Depreciation
  -------------        -----------------           ------------
  $ 1,244,640             $    130,099             $(1,114,541)


  Provision for Deferred Income Taxes                  412,380
                                                   ------------
  Unrealized depreciation, net of
    deferred income taxes                          $  (702,161)
                                                   ============
(7) Management Agreement
------------------------
    On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President, through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000. This agreement may be terminated at any time without notice by any officer of the Company.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) and six (6) months ended December 31, 2000 and 1999, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three and six month periods ended December 31, 2000 increased from the three and six month periods ended December 31, 1999 as follows:

                                       1999      2000        Increase
                                    --------  --------       --------
Three Months Ended December 31,     $ 26,139  $ 31,625       $  5,486
Six Months Ended December 31,       $ 47,476  $ 71,761       $ 24,285

Revenue increased principally due to interest and dividends received from investments.

Operating expenses were $9,576 during the three month period ended December 31, 1999 as compared to $25,157 during the three month period ended December 31, 2000. Operating expenses were $19,417 during the six month period ended December 31, 1999 as compared to $59,731 during the six month period ended December 31, 2000. Operating expenses increased principally due to auditing and accounting fees paid, and interest, depreciation and other costs related to its investment property.

Net income after provision for income taxes amounted to $5,262 during the three month period ended December 31, 2000 as compared to $10,252 during the three month period ended December 31, 1999, a decrease of $4,990. Net income after provision for income taxes amounted to $9,765 during the six month period ended December 31, 2000 as compared to $18,238 during the six month period ended December 31, 1999, a decrease of $8,473.

Liquidity and Capital Resources
-------------------------------
Working capital was $988,741 at December 31, 2000 as compared to $1,349,057 at June 30, 2000. The Company's stockholders' equity was $2,230,431 at December 31, 2000 as compared to $2,603,784 at June 30,
2000. The decrease in stockholders' equity related principally to the depreciation of marketable equity securities and net income recognized for the six months ended December 31, 2000. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

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



(Registrant)              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.



(Date)                    January 31, 2001
BY(Signature)             /s/Michael L. Schumacher
(Name and Title)          Michael L. Schumacher, Chief Executive
                          Officer and Principal Accounting Officer