Form 10-Q
period 2001-03-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2001-05-17
CIK 1095963

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
For the period ended         March 31, 2001
                            -----------------
                                   or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.

For the transition period from                   to

Commission File Number            0-27513
                               ------------
           PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Colorado                           84-1308436
      ------------------------------            ---------------
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

                                 [   ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2001, Registrant had 1,304,984 shares of common stock, $1.00 par value, outstanding.

                                INDEX


                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent
                 Certified Public Accountant                    2

               Consolidated Balance Sheets as of
                 March 31, 2001 (Unaudited) and
                 June 30, 2000                                  3

               Consolidated Statements of Income,
                 Three Months Ended March 31, 2001
                 and March 31, 2000 (Unaudited)                 4

               Consolidated Statements of Income,
                 Nine Months Ended March 31, 2001
                 and March 31, 2000 (Unaudited)                 5

               Consolidated Statements of Cash Flows,
                 Nine Months Ended March 31, 2001
                 and March 31, 2000 (Unaudited)                 6

          Notes to Consolidated Financial Statements            7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                    11

Part II.  Other Information                                    13

       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Prime Rate Income and Dividend Enterprises, Inc.
Denver, Colorado 80211

We have reviewed the accompanying consolidated balance sheet of Prime Rate Income and Dividend Enterprises, Inc. as of March 31, 2001, and the related consolidated statements of income and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Prime Rate Income and Dividend Enterprises, Inc.

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

May 17, 2001

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS
                                                 March 31,     June 30,
                                                   2001          2000
                                             ------------   -----------
Current Assets:
  Cash                                      $    536,014   $   414,390
  Mortgage notes receivable, current portion      39,794       148,743
  Note receivable, current portion                10,034         9,284
  Deferred tax                                   434,859       187,374
  Investment in marketable securities            134,203     1,078,628
  Other                                           27,816         7,833
                                               ---------     ---------
    Total Current Assets                       1,182,720     1,846,252

Real estate, net of accumulated deprec-
 iation of $21,323 at March 31, 2001 and
 $11,714 at June 30, 2000                        532,219       539,708
Equipment and furnishings, net of accumulated
 depreciation of $1,200 at March 31, 2001
 and $480 at June 30, 2000                        24,113         4,320
Transportation equipment, net of accumulated
 depreciation of $11,375 at March 31, 2001 and
 $9,125 and June 30, 2000                          3,625         5,875
Mortgage notes receivable, net of current
 portion                                         804,518       608,946
Note receivable, net of current portion          296,584       309,365
                                             -----------   -----------
TOTAL ASSETS                                 $ 2,843,779   $ 3,314,466
                                             ===========   ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses      $    44,417   $    44,395
  Notes payable, current portion                  20,591        19,382
  Income taxes payable                            28,807       117,951
  Deferred taxes payable, current portion        273,267       279,029
  Accrued expenses and other                      34,024        36,438
                                                --------      --------
    Total Current Liabilities                    401,106       497,195

Deferred taxes payable, long term                 23,595        17,833
Notes payable, net of current portion            181,798       195,654
                                                 -------       -------
TOTAL LIABILITIES                                606,499       710,682
                                                 -------       -------
Stockholders' Equity:
  Preferred stock, $10.00 par value,
   1,000,000 shares authorized, none issued
   & outstanding                                    -             -
  Common stock, $1.00 par value, 200,000,000
   shares authorized, 1,304,984 shares
   issued and outstanding                      1,304,984     1,304,984
  Additional paid-in capital                     493,346       493,346
  Depreciation of marketable securities         (700,226)     (319,043)
                                               ----------    ----------
  Retained earnings                            1,139,176     1,124,497

TOTAL STOCKHOLDERS' EQUITY                     2,237,280     2,603,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 2,843,779   $ 3,314,466

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                 Three Months Ended
                                               March 31,     March 31,
                                                 2001          2000
                                               ---------     ---------
Revenue:
  Consulting income                         $          -  $    896,048
  Rent income                                      1,650         1,650
  Interest income                                 26,837        33,411
  Dividend income                                  3,205         2,933
  Gain on sale of stock                            1,136        75,885
                                            ------------   -----------
                                                  32,828     1,009,927
                                            ------------   -----------
Operating Expenses:
  Depreciation                                     4,194         7,810
  Officer's compensation                           2,031             -
  Interest                                         4,708         3,528
  Contract services                                   64         5,174
  Auditing and accounting                          5,425           848
  Stock issued for services                            -        71,990
  Property expenses                                3,973             -
  Other                                            6,938             -
                                            ------------   -----------
                                                  27,333        89,350
                                            ------------   -----------
Net income before provision
 for income taxes                                  5,495       920,577
                                            ------------   -----------
Provision for income taxes                         2,264       364,288
 Less deferred taxes                              (1,683)            -
                                            -------------  -----------
                                                     581       364,288
                                            -------------  -----------
Net income                                  $      4,914  $    556,289
                                            ============  ============
Per Share                                   $        nil  $        .43
                                            ============  ============
Weighted Average Shares Outstanding            1,304,984     1,304,984
                                            ============  ============

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                   Nine Months Ended
                                               March 31,      March 31,
                                                 2001           2000
                                              ----------     ----------
Revenue:
  Consulting income                         $          -  $    896,048
  Rent income                                      4,950         4,950
  Interest income                                 81,833        79,982
  Dividend income                                 19,550         2,933
  Gain on sale of stock                                -        75,885
  (Loss) on disposition of asset                  (1,744)       (3,534)
  Other                                                -         1,139
                                            ------------   -----------
                                                 104,589     1,057,403
                                            ------------   -----------
Operating Expenses:
  Depreciation                                    12,580        10,060
  Officer's compensation                           5,995             -
  Interest                                        14,796         5,594
  Contract services                                3,857         6,558
  Auditing and accounting                         21,809         1,742
  Stock issued for services                            -        71,990
  Property expenses                               10,716
  Directors' fees                                      -         3,500
  Other                                           17,311         9,323
                                            ------------  ------------
                                                  87,064       108,767
                                            ------------  ------------
Net income before provision
 for income taxes                                 17,525       948,636
                                            ------------  ------------
Provision for income taxes                        28,807       374,109
 Less deferred taxes                             (25,961)            -
                                            ------------- ------------
                                                   2,846       374,109
                                            ------------  ------------
Net income                                  $     14,679  $    574,527
                                            ============  ============
Per Share                                   $        .01  $        .44
                                            ============  ============
Weighted Average Shares Outstanding            1,304,984     1,304,984
                                            ============  ============

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                                March 31,      March 31,
                                                  2001           2000
                                               ----------      ---------
Cash Flows Operating Activities:
 Net income                                  $      14,679  $    574,527
  Adjustment to reconcile net
    (loss) to net cash provided
   by operating activities:
    Depreciation                                    12,580       10,060
    Increase (decrease) in income taxes
      payable                                      (89,144)     332,423
    Increase in deferred income taxes payable      (24,217)     260,059
    Increase (decrease) in accounts payable
     and accrued expenses                           (2,392)       3,189
    Increase in receivable, broker                       -      (57,699)
    Stock issued for services                            -       75,490
    Other                                          (19,984)       6,137
                                              ------------- -----------
Net Cash Provided by Operating Activities         (108,478)   1,204,186
                                              ------------- -----------
Cash Flows from Investing Activities:
 (Investments) in marketable securities                      (1,955,244)
 Proceeds from redemptions of certificates
   of purchase                                           -      197,247
 (Investment) in equipment and furnishings         (20,513)      (4,800)
 (Investment) in property                           (2,120)    (311,105)
 (Investment) in mortgage notes receivable        (154,887)    (306,733)
 Collection of mortgage notes receivable             68,264     134,795
 Collection of note receivable                      12,031            -
 Collection of note receivable, related party            -      139,079
 Collection of sale proceeds receivable                  -      246,500
 Sale of marketable securities                     339,974            -
                                              ------------  -----------
Net Cash Provided by (Used in) Investing
  Activities                                       242,749   (1,860,261)
                                              ------------  ------------
Cash Flows from Financing Activities:
 Common stock and paid-in capital                        -      136,142
 Proceeds from bank note payable                                200,000
 (Repayment of) bank note payable                   (5,134)      (1,492)
 (Repayment of) notes payable                       (7,513)      (7,210)
                                              ------------- ------------
Net Cash Provided by (Used in) Financing
  Activities                                       (12,647)     327,440
                                              ------------- ------------
(Decrease) in Cash                                 121,624     (328,635)

Cash, Beginning of Period                          414,390      445,158
                                              ------------  -----------
Cash, End of Period                           $    536,014      116,523
                                              ============ ============
Interest Paid                                 $     14,796 $      5,594
                                              ============ ============
Income Taxes Paid                             $    117,951 $     32,020
                                              ============ ============

The accompanying notes are an integral part of the financial statements.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

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

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

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

(4) Stock Options
-----------------
    On March 31, 2000, the Company granted options to acquire 400,000 shares to its President, and 200,000 shares each to two non-officer stockholders of the Company. The options are exercisable at any time through June 30, 2002 at $1.75 per share. The Company intends to register such options and the underlying shares through an S-8 registration.

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

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

(6) Marketable Equity Securities, continued
-------------------------------------------
    At March 31, 2001, the Company had available for sale security investments in the following companies:

         Name                                   Exchange
  ------------------------------------          --------
  EmedSoft.com, Inc. (MED)                       AMEX
  GoOnline Networks Corporation (GONT)           OTCBB
  MPEG Super Site, Inc. (MPSS)                   OTCBB
  Kelly's Coffee Group, Inc. (KLYS)              OTCBB

                         Total                   Total
    Total             Market Value             Unrealized
  Recorded Cost       March 31, 2001          Depreciation
  -------------       --------------          ------------
  $ 1,243,327         $    134,203            $(1,109,124)

  Provision for Deferred Income Taxes             408,898

  Unrealized depreciation, net of
    deferred income taxes                     $  (700,226)

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) and nine (6) months ended March 31, 2001 and 1999, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three and nine month periods ended March 31, 2001 decreased from the three and nine month periods ended March 31, 2000 as follows:

                                  2001         2000        Decrease
                                --------     --------      --------
Three Months Ended March 31,    $ 32,828    $1,009,927     $977,099
Nine Months Ended March 31,     $104,589    $1,057,403     $952,814

Revenue decreased principally due to consulting fees received in the period ended March 31, 2000.

Operating expenses were $89,350 during the three month period ended March 31, 2000 as compared to $27,333 during the three month period ended March 31, 2001. Operating expenses were $108,767 during the nine month period ended March 31, 2000 as compared to $87,064 during the nine month period ended March 31, 2001. Operating expenses decreased principally due to stock issued for services during the period ended March 31, 2000.

Net income after provision for income taxes amounted to $556,289 during the three month period ended March 31, 2001 as compared to $4,914 during the three month period ended March 31, 2000, a decrease of $551,375. Net income after provision for income taxes amounted to $574,527 during the nine month period ended March 31, 2001 as compared to $14,679 during the nine month period ended March 31, 2000, a decrease of $559,848.

Liquidity and Capital Resources
-------------------------------
Working capital was $781,614 at March 31, 2001 as compared to $1,349,057 at June 30, 2000. The Company's stockholders' equity was $2,237,280 at March 31, 2001 as compared to $2,603,784 at June 30,
2000. The decrease in stockholders' equity related principally to the depreciation of marketable equity securities and net income recognized for the nine months ended March 31, 2001. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

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





                                 12
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.



BY(Signature)               /s/ Michael L. Schumacher
(Date)                      May 17, 2001
(Name and Title)            Michael L. Schumacher, Chief Executive
                            Officer and Principal Accounting Officer