Form 10-K
period 2001-06-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2001-10-05
CIK 1095963

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

                           (Mark One)

            Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934  (Fee required)  For the fiscal year ended
    X       June 30, 2001

                               or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)


            For the Transition Period from ____________ to _____________

                    Commission File Number        0-27513

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
      -----------------------------------------------------------
      (Name of Small business Issuer as Specified in its charter)

                             N/A
                  ---------------------------
                 (Previous name of Registrant)

        Colorado                                       84-1308436
--------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)              (IRS Employer ID Number)

   2525 Fifteenth Street, Suite 3H, Denver, Colorado          80211
   ------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

              Issuer's telephone number:       (303) 480-5037

                                              ----------------
Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock             Name of each exchange on which registered
                                                   N/A

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.

     YES     X           NO

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The Issuer's revenues for its most recent year ended June 30, 2001 were $145,931.

     The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because there is a limited market for the common stock.

     As of June 30, 2001, 1,304,984 shares of common stock were outstanding.

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

     Recent Developments

None

     Description of Business

PRIDE is in the real estate investment business. This business includes investing in foreclosure sale real estate certificates of purchase in the Denver Metropolitan area. PRIDE acquires the certificates of purchase by bidding at foreclosure sales. Under Colorado statutes, there is generally a minimum redemption period of seventy-five (75) days whereby the property owner can redeem the foreclosed property by paying the certificate of purchase balance bid price plus interest at the rate specified on the mortgage note, plus reimbursement of certain costs and expenses incurred by the holder of the certificate of purchase during the redemption period. If the former property owner fails to redeem the property, then junior lienholders have a right to redeem. If the property is not redeemed, the holder of the certificate of purchase will be granted title to the property. It is PRIDE's investment policy to invest in certificates of purchase that have sufficient equity such that it is likely that the property will be redeemed. As of June 30, 2001, the Company had no investments in certificates of purchase.

As of June 30, 2001, the Company had $614,727 invested in mortgage notes receivable and $262,219 in a note receivable. The Company's investments in mortgage loans are collateralized principally by deeds of trust on real estate located primarily in Colorado, California and Arkansas. As of June 30, 2001, the Company had 16 mortgage loans receivable from a non-affiliated individual totaling approximately $504,535. The individual's loans as a percentage of value of the real estate collateral were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. These mortgage loans are a material concentration of credit risk.

PRIDE is also in the business of providing consulting services to businesses that are considering having their securities publicly traded. Beginning April, 1, 2000, the Company shifted its new business emphasis to principally providing consulting services, since management believed that the real estate foreclosure business was not currently as profitable due to economic conditions in the real estate market. As of June 30, 2001, the majority of the Company's non-cash investments were related to real estate, real estate mortgages and other interest bearing investments.

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

     Competition

PRIDE's real estate business is highly competitive. There are thousands of real estate investors in the United States of America that are investing in similar rental properties. The level of competition in the acquisition, sale and renting of real estate properties is affected by economic conditions in the area as well as interest rates available to borrowers. PRIDE's business of investing in certificates of purchase is also highly competitive since there is open bidding allowed on all real estate foreclosures. Typically at the foreclosure sales, there will be between five and twenty individuals in attendance and between three and seven actual bidders in addition to the foreclosing lenders bidding on the properties collateralizing their loans. The Company's consulting services business is also highly competitive since there are hundreds of other individuals and entities providing consulting services to businesses attempting to have their securities publicly traded.




     Employees

The Company has no full time employees. Mr. Michael L. Schumacher, the Company's President and Mr. George A. Powell, the Company's Vice President devote approximately 50% and 10%, respectively, of their time to the Company's business during the year ended June 30, 2001. Effective July 1, 2001, the Company's President has reduced his time devoted to the Company's business to approximately 10%. The Company uses independent property management companies as necessary to manage its real estate properties.

Item 2.  Description of Property

(a) PRIDE currently owns two commercial/residential condominium units in Denver, Colorado. These units are used principally for the Company's office and as temporary living accommodations for Company personnel and independent contractors that perform services for the Company. The Company paid $311,105 for these units and had a mortgage note payable on these properties that was paid off during the year ended June 30, 2001. In addition to using the properties as described above, PRIDE acquired these units as investments, believing future appreciation was possible. No assurance can be made that the value of the properties will appreciate and no assurance can be made that the properties won't depreciation in value.

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

(c) As of June 30, 2001, the Company had no individual investments in real estate which amounted to ten percent or more of the total assets of the Company.

The Company has approximately $241,000 invested in other real estate. Generally summarized as follows:

Description
-----------
  Three acres of land with a rental home on the property
  located in Oakhurst, California, near Yosemite National
  Park.  This property is zoned for multiple family housing.   $    160,000

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

None during the year ended June 30, 2001.

                            PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters

          (a) Market Information. The Company's stock began trading in July, 2000 on the OTC Bulletin Board under the symbol "PIDV."
     The first available quotes on the bulletin board appeared in the 3rd quarter of 2000. The prices included below have been obtained from sources believed to be reliable:

                                   Low       High
          Quarters Ended           Bid       Ask
          --------------           ---       -----
          September 30, 2000       2.00      2.625
          December 31, 2000        1.1875    1.75
          March 31, 2001           1.75      1.75
          June 30, 2001            1.05      2.00

          (b) Holders. PRIDE has approximately 1,304,984 shares of common stock issued and outstanding as of June 30, 2001, which are held by approximately 459 shareholders. Of such shares, approximately 300,000 shares, held by approximately 440 shareholders are eligible for free trading. The remaining shares are restricted shares under Rule 144. The Company presently has existing stock options as described in Part III,
     Item 10, but no other outstanding options, warrants or securities convertible into common stock.

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

Year Ended June 30, 2000

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

Operating expenses were approximately $343,000 (as restated) during the year ended June 30, 2000, and approximately $59,000 during the year ended June 30, 1999. The average per month for the period ended June 30, 2000 was approximately $29,000 as compared to approximately $5,000 per month for the year ended June 30, 1999. The increases relate principally to stock issued for services of approximately $73,000, officer's compensation of approximately $28,000, and compensation from options of approximately $167,000.

Net income after the provision for income taxes increased from approximately $110,000 during the year ended June 30, 1999 to approximately $473,000 during the year ended June 30, 2000, an increase of approximately $30,000 per month.

Year Ended June 30, 2001
------------------------
Revenue for the year ended June 30, 2001 was approximately $146,000 as compared to revenue of approximately $1,201,000 for the year ended June 30, 2000. The average per month for the year ended June 30, 2001 was approximately $12,000 as compared to approximately $100,000 per month for the year ended June 30, 2000. This decrease resulted in part from more consulting fee income during the period ended June 30, 2000. The Company's interest income decreased principally due to the payoff of several mortgages on properties sold. During the year ended June 30, 2001, the Company had gains from the sale of stock of approximately $15,340. During the year ended June 30, 2000, the Company had gains from the sale of stock of approximately $77,000. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $174,000 during the year ended June 30, 2001, and approximately $343,000 during the year ended June 30, 2000. The average per month for the period ended June 30, 2001 was approximately $15,000 as compared to approximately $29,000 per month for the year ended June 30, 2000. The decreases relate principally to stock issued for services of approximately $73,000, officer's compensation of approximately $28,000 and compensation from options of approximately $167,000 during the year ended June 30, 2000.

Other expenses were approximately $844,000 during the year ended
June 30, 2001, and $0 during the year ended June 30, 2000. The increase relates to realized losses on marketable securities recorded during the year ended June 30, 2001.

Net income after the provision for income taxes decreased from approximately $473,000 during the year ended June 30, 2000 to a net loss of approximately $872,000 during the year ended June 30, 2001, a decrease of approximately $112,000 per month.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
At June 30, 2000, the Company had an unrestricted cash balance of approximately $414,000. The Company's current assets were approximately $1,846,000 at June 30, 2000 and its current liabilities totaled approximately $497,000, resulting in net working capital of approximately $1,349,000, a current ratio of approximately 3.71 to one.

At June 30, 2001, the Company had an unrestricted cash balance of approximately $534,000. The Company's current assets were approximately $829,000 at June 30, 2001 and its current liabilities totaled approximately $102,000, resulting in net working capital of approximately $727,000, a current ratio of approximately 8.11 to one. Working capital decreased by approximately $622,000 from June 30, 2000 to June 30, 2001.

     FINANCIAL POSITION
     ------------------
Stockholders' equity totaled approximately $2,101,000 at June 30, 2001 as compared to approximately $2,604,000 at June 30, 2000, a decrease of approximately $503,000. This decrease resulted from a net loss of approximately $872,000 related primarily to a decrease in value of marketable securities, less recording of compensation from options of approximately $50,000.

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

Please see pages F-1 through F-16.

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


                            PART III

Item 9.  Directors, Executive Officers, and Control Persons

The directors and officers of PRIDE are as follows:

NAME                     AGE  POSITION(S)                     TENURE
----                     ---  -----------                     ------
Michael L. Schumacher    52   President and Director        May 1, 1995
                                                            to present

George A. Powell         74   Vice President and Director   May 1, 1995
                                                            to present

Michael L. Schumacher has been a director and president of PRIDE since May 1, 1995. He also has been president and director of the Company's wholly-owned subsidiaries: Birch Branch, Inc. since 1996, Pride Equities, Inc., formerly TakeItPublicNow.com, Inc., since 1997. Mr. Schumacher was also vice president and director of Vacation Ownership Marketing, Inc., an approximate 61% owned subsidiary of the Company, until the Company's interest was sold
subsequent to June 30, 2001.   Mr. Schumacher was previously, until
September 23, 1999, a director and president of Rocky Mountain Power Co., which was a public company and formerly the 100% parent company of PRIDE. Mr. Schumacher was previously, until 1995, a director and president of Universal Capital Corporation and High Hopes, Inc., both public reporting companies. Universal Capital Corporation was an inactive public shell and High Hopes, Inc. was a real estate investment company while Mr. Schumacher was serving as president and director. Mr. Schumacher is the director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified

Management Accountant and an Accredited Financial Planning
Specialist.  Mr. Schumacher has a bachelors degree in Business
Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

George A. Powell has been a director and vice president of PRIDE since May 1, 1995. He also has been secretary and director of the Company's wholly-owned subsidiaries: Birch Branch, Inc. since 1996, and Pride Equities, Inc., formerly TakeItPublicNow.com, Inc. since 1997. Mr. Powell is also secretary and director of Vacation Ownership Marketing, Inc., an approximate 61% owned subsidiary of
the Company.   He also was a director and vice president of Rocky
Mountain Power Co. until September 23, 1999. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

Item 10.  Executive Compensation

Mr. Schumacher's compensation for the years ended June 30, 2001 and 2000, was $0 and $28,288, respectively. Mr. Schumacher was also granted an option to acquire 400,000 shares of the Company's common stock at $1.75 per share exercisable at any time through June 30, 2002. These options were canceled effective June 1, 2001. During the year ended June 30, 2001, the Company distributed 346,925 shares of its Vacation Ownership stock valued at $6,279 to its President and 25,000 shares valued at $456 to its Vice-president. There was no other compensation paid to any officer of PRIDE.

     Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2001, but entered into various consent resolutions in lieu of meetings.

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

     Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2001.

                    Annual Compensation   Long-Term Compensation
                    -------------------   ----------------------
                                              Awards              Payouts
                                              ------              -------
                                      Other
                                      Annual  Restricted
                   Year               Compen-    Stock   Options/    LTIP
Name & Principal   Ended              sation    Award(s)  SARs     Payouts
Position          June 30 Salary($)   Bonus($)    (%)     (#)        ($)
----------------  ------- ---------   --------  -------- --------  -------
Michael L.
 Schumacher        1999   $     -     $     -   $      -        -    $  -
Michael L.
 Schumacher        2000   $28,288     $     -   $      -  400,000    $  -
Michael L.
 Schumacher        2001   $     -     $ 6,279   $      -        -    $  -
George A.
 Powell            2001   $     -     $   453   $      -        -    $  -
                                          (1)               (2)

(1) Mr. Schumacher was granted an option to acquire 400,000 shares of the Company's common stock at $1.75 per share at any time through June 30, 2002. These options were canceled June 1, 2001.

(2) Mr. Schumacher received 346,925 shares of Vacation Ownership stock from the Company as compensation during the year ended June 30, 2001. It had a fair market value of $6,279 at the time of the transfer.

Mr. Powell received 25,000 shares of Vacation Ownership stock from the Company as compensation during the year ended June 30, 2001. It had a fair market value of $453 at the time of the transfer.

     Compensation of Directors

There was no other compensation paid to any director of PRIDE for the years ended June 30, 1999, 2000 and 2001.

     Employment Agreements

None

     Long-Term Incentive Plan

None

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of June 30, 2001:

Name and Address                Amount and Nature of Beneficial Ownership
of Beneficial Holder               Shares     Options     Total    Percent
--------------------               -------    -------     -----    -------
Michael L. Schumacher    (1)       646,173          -    646,173   49.516%
2525 Fifteenth Street, Suite 3H
Denver, CO   80211

Terry and Susan R. Seipelt         127,618          -    127,618    9.779%

631 N. High Street
Hillsboro, OH   45133

Harold L.  Morris   (2)            412,280          -    412,280   31.592%
4 Harbor Pointe
Corona del Mar, CA   92625

Ben and Percy Trujillo             132,390          -    132,390   10.145%
6124 S. Filbert Court
Littleton, CO 80121

George A. Powell                     1,763          -      1,763    0.135%
Vice President and Director
7333 S. Fillmore Circle
Littleton, CO 80122

Peter and Ann Porath                46,348          -     46,348    3.552%
12773 Forest Hill Blvd. #209
Wellington, FL 33414

Officers and directors as a        647,936          -    647,936   49.651%
group (1)


(1) Michael L. Schumacher owns 2,366 shares individually. In addition, Mr. Schumacher, President and Director of PRIDE is the sole beneficiary of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan) which owns 484,236 shares of PRIDE. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares owned by certain relatives of Mr. Schumacher:

Owner                         Relationship             Number of Shares
-----                         ------------             ----------------
Jada Schumacher                 Daughter                    1,024
Spencer Schumacher              Son                         1,024
Quinn Schumacher                Son                         1,024
Ralph and Alma Schumacher       Parents                       366
Roberta and Timothy Weiss       Sister and her spouse         328
Constance and Gary Novak        Sister and her spouse         328
Cynthia                         Sister                        328
                                                            -----
          Total                                             4,422
                                                            =====
Mr. Schumacher disclaims beneficial ownership of an additional
153,406 shares held by the Plan as collateral for promissory notes totaling approximately $385,000 including accrued interest at June
30, 2001. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2002. Failure to collect the note balances and accrued interest at that time would result in the Schumacher Plan obtaining ownership of the 153,406 additional shares. Therefore, the beneficial schedule above includes these shares.

(2) Harold L. Morris individually owns 129,322 shares of PRIDE. In addition, Harold L. Morris and his spouse, Connie Morris are the sole beneficiaries of the Harold L. Morris Profit Sharing Plan which owns 94,558 shares of PRIDE. Applegates Landing I, a Harold L. Morris family partnership owns 48,598 shares. Professional Investors, a Utah Limited Partnership, of which Mr. Morris is a partner, owns 3,358 shares. Mr. Morris' beneficial ownership also includes the following shares owned by certain relatives:

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
                                                             ======
Mr. Morris disclaims beneficial ownership of an additional 136,444 shares held by Mr. Morris, or entities controlled by him, as collateral for promissory notes, totaling approximately $345,000 including accrued interest at June 30, 2001. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2002. Failure to collect the note balances and accrued interest would result in Mr. Morris, or entities controlled by him, obtaining ownership of the additional 136,444 shares. Therefore, the beneficial schedule above includes these shares.

     Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, all beneficial ownership reports of officers, directors and holders of 10% of the Company's common stock have been filed on timely reports.

Item 12.  Certain Relationships and Related Transactions

None during the year ended June 30, 2001, except transfer of Vacation Ownership stock to its President with a fair market value of $6,279 and to its Vice-President with a fair market value of $453 for compensation, and furnishing of minimal temporary living space in Company owned property, primarily for the convenience of the Company, with a fair market value of less than $300 per month.


                            PART IV

Item 13.  Exhibits and Reports on Form 8-K

None

                           SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.

BY(Signature)               /s/ Michael L. Schumacher
(Date)                      September 26, 2001
(Name and Title)            Michael L. Schumacher
                            President, Chief Executive Officer and
                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



BY(Signature)                /s/ Michael L. Schumacher
(Date)                       Sept. 26, 2001
(Name and (Title)            Michael L. Schumacher
                             President,Chief Executive Officer
                             and Chief Financial Officer


BY(Signature)                /s/ George A. Powell
(Date)                       Sept. 26, 2001
(Name and Title)             George A. Powell
                             Vice President and Director

                  INDEX TO FINANCIAL STATEMENTS

          PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                  AND CONSOLIDATED SUBSIDIARIES



                       FINANCIAL STATEMENTS


                      June 30, 2001 and 2000


     Report of Independent Certified Public Accountants       F-2

     Consolidated Financial Statements:

          Consolidated Balance Sheets                         F-3

          Consolidated Statements of Operations               F-4

          Consolidated Statement of Changes in                F-5
            Stockholders' Equity

          Consolidated Statements of Cash Flows               F-6

          Notes to Consolidated Financial Statements          F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Prime Rate Income & Dividend Enterprises, Inc.
Denver, CO   80211


We have audited the accompanying consolidated balance sheets of Prime Rate Income & Dividend Enterprises, Inc. and Consolidated Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Prime Rate Income & Dividend Enterprises, Inc. and Consolidated Subsidiaries as of June 30, 2001 and June 30, 2000, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended June 30, 2001 and June 30, 2000, in conformity with generally accepted accounting principles in the United States of America.




BY(Signature)                          /s/Miller and McCollom
                                       Certified Public Accountants
                                       4350 Wadsworth Blvd.
                                       Wheat Ridge, Colorado   80033
(Date)                                 September 25, 2001

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                                 (Restated)
                                                   June 30,       June 30,
                                                     2001           2000
                                                   --------      ----------
Current Assets:
  Cash                                           $   533,724   $   414,390
  Mortgage notes receivable, current portion          42,677       148,743
                   (Note 3)
  Note receivable, current portion                    10,465         9,284
  Advances, related party                             86,500             -
  Deferred tax                                             -       187,374
  Investment in marketable securities                147,963     1,078,628
  Other                                                7,833         7,833
                                                  ----------   -----------
    Total Current Assets                             829,162     1,846,252

Real estate, net of accumulated deprec-
 iation of $26,734 at June 30, 2001 and
 $11,714 at June 30, 2000 (Note 3)                   526,808       539,708
Equipment and furnishings, net of accumulated
 depreciation of $4,340 at June 30, 2000 and
 $480 at June 30, 2001                                20,973         4,320
Transportation equipment, net of accumulated
 depreciation of $12,125 at June 30, 2001
 and $9,125 at June 30, 2000                           2,875         5,875
Mortgage notes receivable, net of
 current portion (Note 3)                            572,050       608,946
Note receivable, net of current portion              251,754       309,365
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,203,622   $ 3,314,466
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $    43,217   $    44,395
  Notes payable, current portion (Note 2)              7,526        19,382
  Income taxes payable (Note 5)                       43,504       117,951
  Deferred taxes payable, current portion                  -       279,029
                          (Note 5)
  Accrued expenses and other                           8,005        36,438
                                                 -----------   -----------
    Total Current Liabilities                        102,252       497,195

Deferred taxes payable, long term (Note 5)                 -        17,833
Notes payable, net of current portion (Note 2)             -       195,654
                                                 -----------   -----------
TOTAL LIABILITIES                                    102,252       710,682
                                                 -----------   -----------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 10,000,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $1.00 par value, 200,000,000
   shares authorized, 1,304,984 shares
   issued and outstanding                          1,304,984     1,304,984
  Additional paid-in capital                         710,626       659,976
  Other comprehensive income (loss)                        -      (319,043)
  Retained earnings                                   85,760       957,867
                                                 -----------   ------------
TOTAL STOCKHOLDERS' EQUITY                         2,101,370     2,603,784
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,203,622   $ 3,314,466
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Restated)
                                                 Year Ended    Year Ended
                                                   June 30,     June 30,
                                                     2001         2000
                                                 ----------    ----------
Revenue:
  Consulting income                               $        -   $   994,689
  Rent income                                          6,050         6,600
  Interest income                                    102,605       110,979
  Dividend income                                     21,936        10,532
    Gain on sale of stock                             15,340        76,730
  Other income                                             -         1,918
                                                  ----------   -----------
                                                     145,931     1,201,448
                                                  ----------   -----------
Expenses:
  Depreciation                                        21,881         9,693
  Interest                                            19,654        11,100
  Officer's compensation                                   -        28,288
  Option compensation                                 50,650       166,630
  Professional fees                                   20,677         8,070
  Audit and accounting                                28,691        12,540
  Stock for services                                       -        73,750
  Other                                               32,755        33,126
                                                   ---------    ----------
                                                     174,308       343,197
                                                   ---------    ----------
Operating Income (Loss)                              (28,377)      858,251

Other Expense:
  Realized loss on marketable securities             843,730             -
                                                   ----------   ----------
Net income (loss) before provision
 for income taxes                                   (872,107)      858,251
                                                   ----------   ----------
Provision for income taxes (Note 5):
  Current                                             43,504       117,951
  Deferred                                           (43,504)      267,685
                                                   ----------   ----------
                                                           -       385,636
                                                  -----------  -----------
Net income (loss)                                 $ (872,107)  $   472,615
                                                  ===========  ===========
Per Share                                         $     (.67)  $       .38
                                                  ===========  ===========
Weighted Average Shares
 Outstanding                                       1,304,984     1,243,182
                                                  ==========    ==========

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

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From July 1, 1999 through June 30, 2001


                                 Additional    Other
          Common                  Paid-in   Comprehensive  Retained
        No./Shares  Stock Amount  Capital   Income (Loss)  Earnings   Total
        ----------  ------------ ---------- -------------  -------- ---------

Balance
at July
1, 1999   1,222,580  $1,222,580   $364,118   $       -    $485,252 $2,071,950

Addi-
tional
paid-in
capital           -           -      8,102           -           -      8,102

Stock
issued
for
services
at $1.72
per share     1,160       1,160        830           -           -      1,990

Stock
issued
for cash
at $1.72
per share     2,000       2,000      1,430           -           -      3,430

Stock
issued
for
services
at $2.50
per share    28,000      28,000     42,000           -           -     70,000

Stock
issued
for
investment
at $2.50
per share    51,244      51,244     76,866           -           -    128,110

Depre-
ciation
of
marketable
securities        -           -          -    (319,043)          -   (319,043)

Options
granted
(restated)        -           -    166,630           -           -    166,630

Net income
for the
year ended
June 30,
2000
(restated)        -           -          -           -     472,615    472,615
           --------   ---------   --------   ---------   ---------   --------

Balance
at June
30, 2000
(resta-
ted)      1,304,984   1,304,984    659,976    (319,043)    957,867  2,603,784

Depre-
ciation
of
marketable
securities        -           -          -    (524,687)         -    (524,687)

Realiza-
tion of
depreci-
ation of
marketable
securities        -           -           -    843,730          -     843,730

Options
granted           -           -      50,650          -          -      50,650

Net (loss)
for the
year
ended
June 30,
2001              -           -           -          -   (872,107)   (872,107)
          ---------   ---------   ---------  ---------  ----------  ----------

Balance
at June
30, 2001  1,304,984  $1,304,984   $ 710,626  $       -  $  85,760  $2,101,370
         ==========  ==========   =========  =========  =========  ==========










    The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 (Restated)
                                                    Year ended    Year ended
                                                     June 30,      June 30,
                                                       2001         2000
                                                    -----------   ---------
Cash Flows Operating Activities:
  Net income (loss)                                  $(872,107)   $472,615
  Depreciation                                          21,881       9,693
  Increase (decrease) in income taxes payable          (74,447)     76,262
  Increase (Decrease) in deferred income
   taxes payable                                       (43,504)    267,163
  Increase (decrease) in accounts payable,
   accrued expenses and other                          (29,611)     48,077
  (Increase) decrease in deferred tax asset                  -    (187,374)
  Assets issued for services                            17,084      73,750
  (Gain) loss on sale of assets                        (15,340)      3,334
  Realized loss on marketable securities               843,730           -
  Option compensation                                   50,650     166,630
  Other                                                 (1,724)     19,028
                                                      ---------   --------
Net Cash Provided by (Used in) Operating Activities   (103,388)    949,178
                                                      ---------   --------
Cash Flows from Investing Activities:
  (Investment)in marketable securities                       -  (1,397,671)
  Sale of marketable securities                        339,974           -
  (Investment) in equipment and furnishings            (20,513)     (4,800)
  (Investment) in property                              (2,121)   (311,105)
  (Increase) decrease in sales proceeds receivable           -     246,500
  Advances, related party                              (86,500)          -
  Collection of certificates of purchase                     -     197,247
  Collection of notes receivable                        56,430           -
  Collection of mortgage notes receivable              142,962     287,854
  (Investment) in note receivable                            -    (318,649)
  Other                                                      -         989
                                                      --------  -----------
Net Cash Provided by (Used in) Investing Activities    430,232  (1,299,635)
                                                      --------  -----------
Cash Flows from Financing Activities:
  Stock issued and additional paid-in capital                -     133,530
  (Repayment) of notes payable                         (10,578)    (10,773)
  Loan proceeds from bank                                    -     200,000
  (Repayment) of loan from bank                       (196,932)     (3,068)
                                                      ---------  ----------
Net Cash Provided by (Used in) Financing Activities   (207,510)    319,689
                                                      ---------  ----------
Increase (decrease) in Cash                            119,334     (30,768)

Cash, Beginning of Period                              414,390     445,158
                                                      ---------  ----------
Cash, End of Period                                   $ 533,724  $  414,390
                                                      =========  ==========
Interest Paid                                         $  19,654  $   11,100
                                                      =========  ==========
Income Taxes Paid                                     $ 117,951  $   32,020
                                                      =========  ==========

The accompanying notes are an integral part of the financial statements.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(1)  Summary of Accounting Policies
-----------------------------------
        This summary of significant accounting policies of Prime Rate Income
        & Dividend Enterprises, Inc. (PRIDE) and its wholly-owned subsidiaries, Birch Branch, Inc. and Pride Equities, Inc., formerly known as TakeItPublicNow.com, Inc., 61% majority owned Vacation Ownership Marketing, Inc. (VAOM), and 50% owned Commonwealth Equities, Inc. (CEI) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. VAOM and CEI are inactive public companies seeking business combination candidates.

                (a)  Organization and Principles of Consolidation
                     --------------------------------------------
             The consolidated financial statements include the accounts of the companies listed above for the two years ended June 30, 2001 or since the date of acquisition, if less than two years prior to June 30, 2001. The Company is principally in the consulting business, but also is in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. During the year ended June 30, 2000, the Company expanded its business to include providing consulting services to companies interested in becoming publicly traded. All intercompany account balances have been eliminated in the consolidation. The Company has selected June 30 as its year end.

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

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(1)  Summary of Accounting Policies, Continued
----------------------------------------------
        (d)  Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        (e)  Investment in Mortgage Loans and Certificates of Purchase
             ---------------------------------------------------------
             The Company's investment in mortgage loans consist principally of carry-back mortgages on real estate sold and are carried at the amortized principal balance. Management believes there is no impairment in value of the mortgage loans and therefore has provided no allowance for uncollectible notes. Management's policy with respect to impairment determination is to review the carrying values periodically, and at least quarterly to determine if there is any impairment. The Company requires a downpayment of at least 10% or additional collateral of at least 10% to sell a property with a carry-back mortgage note receivable.
             Management believes that the underlying collateral on all mortgage notes receivable are sufficient to facilitate collection of the mortgage notes receivables. See note 3. The Company carries its investments in certificates of purchase on foreclosures issued by public trustees at the lower of cost plus accrued interest, or the value of the underlying foreclosed property. See Note 3.

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

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(1)  Summary of Accounting Policies, Continued
----------------------------------------------
     (g)     Provision for Deferred Income Taxes
             -----------------------------------
             Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. Timing differences also existed at June 30, 2000 related to recognition of income received in the form of restricted stock for services. The Company provided a deferred income tax provision for these timing differences at June 30, 2000. At June 30, 2001, the Company had $1,122,004 of realized capital losses for accounting purposes, which are not allowed as capital losses for income tax purposes resulting in potential tax benefits totaling approximately $278,274, which may be used to offset future capital gains during the five years following the year of disposition of the capital assets. Due to the uncertainty of the Company's ability to utilize capital loss carryovers, a valuation allowance of $278,274 has been provided. Therefore, at June 30, 2001, the financial statements include no provisions for deferred tax assets.

     (h)     Revenue Recognition Policy
             --------------------------
             The Company's revenue was principally generated from various phases of one revenue producing stream from various real estate transactions. The Company acquires certificates of purchase from public trustees related to foreclosures of real estate. During the redemption period, interest is earned on a daily pro-rata basis and either collected at the redemption date or added to the cost basis of the property when title is obtained. The Company repairs the properties and sells them, principally for cash, but under certain situations the Company will provide the mortgage financing on the property. The gains or losses are recorded at the time of sale. Management's policy with respect to long-lived assets is to review them periodically, and at least quarterly, to determine if there is any impairment. At June 30, 2001, management believes there is no impairment in the value of any long-lived assets. The Company recognizes interest income from mortgage notes receivable on a daily pro-rata basis. From time to time, the Company will acquire real estate to be held for longer term investment purposes. If the property is an improved property, the Company rents the property under short-term leases and recognizes rental income on a daily pro-rata basis. The Company also has acquired certain residential lots, with the total approximate carrying value of $81,000, with the intention of holding these lots for future appreciation. Consulting income is recognized as earned when the services are performed and the amounts are collectible.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(1)  Summary of Accounting Policies, Continued
----------------------------------------------
        (i)  Options
             -------
             The compensation expense in relation to options granted have been restated in the June 30, 2000 statements to show a decrease in net income from $639,245 to $472,615.

(2)  Notes Payable
------------------
        As of June 30, 2001 the Company had outstanding $7,526 on a note payable bearing interest at 15%. Maturities of the note payable are summarized as follows:

        Year ending June 30,
                  2001           $    7,526
                                 ----------
                 Total           $    7,526
                                 ==========
        The $7,526 note was due in monthly installments of $1,129 through December, 2001 but, subsequent to June 30, 2001, the Company repaid the entire balance. This note is not collateralized by any assets of the Company.

(3)  Concentration of Credit Risk
---------------------------------
        The Company's material concentration of credit risk consists principally of investments in mortgage loans. The Company's investments in mortgage loans are collateralized principally by first or second deeds of trust on real estate located primarily in
        Colorado, Arizona and California.   At June 30, 2001, the Company had
        sixteen mortgage loans receivable from one individual totaling approximately $504,535. The individual's loans as a percentage of value were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company
        has a junior lien on another property owned by this individual.   The
        weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2001, the Company had a concentration of credit risk since it had temporary cash investments in bank accounts totaling $223,121 in excess of the FDIC insured amounts.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(4)  Fair Value Financial Instruments
-------------------------------------
        As of June 30, 2001, the Company had various investments in long term mortgage notes receivable and was obligated under various mortgage notes payable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

(5)  Income Taxes
-----------------
        A reconciliation between the expected income tax provision computed at a federal statutory rate of 39% and the actual income tax provision follows:
                                                  Year              Year
                                                  Ended             Ended
                                                 June 30,          June 30,
                                                  2001              2000
                                              ------------      ------------
         Expected income tax                  $         -       $   334,718
         Graduated tax brackets                         -           (16,750)
         State tax net of federal benefit               -            32,284
         Non-deductible option expense                  -            64,986
         Other, net                                     -           (29,602)
                                              -----------       ------------
                                              $         -       $   385,636
                                              ===========       ============
         The change in the deferred tax liability during the year ended June 30, 2001 was a decrease of $296,862.

(6)   Consulting Income
-----------------------
         During the years ended June 30, 2000, the Company earned $994,689 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. The Company records consulting fee income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(7)   Marketable Equity Securities
----------------------------------
         In accordance with the Statement of Financial Accounting Standards number 115, investments in securities may be classified in these categories:

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

         At June 30, 2001, the Company had available for sale security investments in the following companies:

                      Name                                Exchange
                      ----                                --------
             EmedSoft.com, Inc. (MED)                        AMEX
             GoOnline Networks Corporation                  OTCBB
             MPEG Super Site, Inc. (MPSS)                   OTCBB
             Kelly's Coffee Group, Inc. (KLYS)              OTCBB


                                        Total                    Total
               Total                Market Value               Realized
             Recorded Cost          June 30, 2001            Depreciation

              $ 1,269,967            $   147,963             $(1,122,004)

             Provision for Deferred Income Taxes                 278,274
                                                             ------------
             Realized depreciation, net of
               deferred income taxes                         $  (843,730)
                                                             ============
         During the fourth quarter of the year ended June 30, 2001, the company determined that the depreciation in value of the marketable securities was other than temporary and recorded a realized loss on these securities totaling $1,122,004, net of deferred taxes previously provided of $278,274, resulting in a loss of $843,730.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(8)   Comprehensive Income
--------------------------
         The components of comprehensive income, net of related tax for the years ended June 30, 2001 and 2000 are as follows:

                                                Years Ended June 30
                                            2001                   2000

   Net income (loss)                     $(821,457)           $   639,245
   Unrealized (loss) on available-
    for-sale securities, net                     -               (319,043)

   Comprehensive Income (Loss)           $(821,457)             $ 320,202

(9)   Management Agreement
--------------------------
         On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000.
         As of June 30, 2001, $28,288 has been included in accounts payable for these services. This agreement may be terminated at any time without notice by any officer of the Company.

(10)  Stock Splits
------------------
         During September, 1999, the Company effected a 2.4324 for one forward stock split increasing the outstanding common stock of the Company from 251,311 shares to 611,290 shares. All references to common stock in the financial statements have been retroactively given effect for this split.

         During May, 2000, the Company effected a two for one forward stock split increasing the outstanding common stock of the Company from 652,492 shares to 1,304,984 shares. All references to common stock in the financial statements have been retroactively given effect for this split.

(11)  Stock Issued for Services
-------------------------------
         On March 31, 2000, the Company issued 28,000 shares of its common stock for services valued at $2.50 per share. Such services included consulting services, management advisory services, investment planning and accounting. In addition, 1,160 shares were issued for services in January 2000 at $1.72 per share, for accounting services. None of the shares were issued to officers or directors of the Company.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(12)  Stock-Based Compensation
------------------------------
         Stock options

         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
         25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expenses is recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

         The Company's Board of Directors has granted non-qualified stock options to officers and stockholders of the Company. The following is a summary of activity under these stock option plans for the years ended June 30, 2001 and 2000.




                                                              Weighted
                                                  Non-        Average
                                Employee        employee      Exercise
                                Options         Options       Price


Options Outstanding,
June 30, 1999                     -                 -        $        -
     Granted                   400,000           400,000     $     2.50
     Exercised                    -                 -        $        -
     Canceled                     -                 -        $        -
                               -------           -------     ----------
                                                    -
Options Outstanding,
June 30, 2000                  400,000           400,000     $     2.50
     Granted                   400,000           400,000     $     1.75
     Exercised                    -                 -        $        -
     Canceled                 (800,000)         (800,000)    $    (2.13)
                              ---------         ---------    -----------
Options Outstanding,
June 30, 2001                     -                 -        $        -
                              ---------         ---------    -----------

     For all options granted during 2000, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. At June 30, 2001, all options were fully vested and exercisable. The options granted during 2001 were a modification to the options outstanding at June 30, 2000. The weighted average market price of the company's common stock on the modification date was approximately equal to the weighted average exercise price. The fair value of the 400,000 non-employee options when revalued required approximately $51,000 of additional expense. The options were fully vested and exercisable through June 1, 2001 at which time all options outstanding were canceled. The weighted average exercise price of the modified options is $1.75.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(12)    Stock-Based Compensation, continued
-------------------------------------------
        Pro Forma Stock-Based Compensation Disclosures

        The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for the awards, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.




                                                       Year Ended June 30,
                                                        2001          2000
                                                     -----------------------
Net income (loss) applicable to common stockholders
        As reported                                  $(872,107)    $ 472,615
        Pro forma                                    $(922,757)    $ 472,615
   Net income (loss) per common share
        As reported                                  $    (.67)    $     .38
        Pro forma                                    $    (.71)    $     .38


     The fair value of each employee option granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                              Year Ended            Year Ended
                                June 30,              June 30,
                                  2001                  2000
                               ---------             ---------

           Expected
             volatility           140%                   50%
           Risk-free
             interest rate       5.75%                 6.00%
           Expected
             dividends             -                     -
           Expected terms
             (in years)           1.45                 1.68


(13)    Related Party Transactions
----------------------------------
        On March 31, 2000, the Company issued 27,468 shares of its restricted common stock to its President and 23,776 shares of its restricted common stock to a certain shareholder in exchange for various marketable securities. The Company's common stock was recorded at $2.50 per share, the book value per share at that date and the marketable securities were recorded at the closing price of the securities on that date.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001 and 2000

(13)    Related Party Transactions, continued
---------------------------------------------
        On January 31, 2000, the Company's President exchanged his interest in two loft residential/commercial condominium units in Denver, Colorado as partial repayment of amounts owed to the Company. The President acquired these units on January 28, 2000 and exchanged the units at his cost at $311,105 with a mortgage assumed of approximately $200,000, resulting in a debt repayment of $110,901 to the Company. These units are used principally for the Company's office and as temporary living accommodations for Company personnel and independent contractors that perform services for the Company. One of the units is also used as the part time office of the Company's President's accounting business.

        Also on January 31, 2000, the Company's President and another shareholder exchanged certain marketable securities for debt repayment to the Company totaling $518,438.

        During the year ended June 30, 2001, the Company distributed 973,356 shares of its Vacation Ownership stock to various individuals, including 346,925 shares to its President and 25,000 shares to its Vice-president.

(14)    Fourth Quarter Adjustment
---------------------------------
        During the fourth quarter of the year ended June 30, 2001, the company determined that the depreciation in value of the marketable securities was other than temporary and recorded a realized loss on these securities totaling $1,122,004, net of deferred taxes previously provided of $278,274, resulting in a loss of $843,730.

        In addition, during the fourth quarter of the year ended June 30, 2001, the Company recorded compensation expense for options previously granted and previously repriced. This resulted in a prior period adjustment for the year ended June 30, 2000 in the amount of $166,630 and an adjustment to the year ended June 30, 2001 of $50,650, resulting in a reduction in earnings per share from $0.51 per share to $0.38 per share, a net decrease of $0.13 for the year ended June 30, 2000. This prior period adjustment resulted in a reduction of retained earnings from $1,124,497 to $957,867, a net decrease of $166,630, but had no effect on stockholders equity.

(14)    Subsequent Events
-------------------------
        Subsequent to June 30, 2001, the Company sold its interest in its 61% majority owned subsidiary, Vacation Ownership for a gain of approximately $150,000.