Form 10-Q
period 2001-09-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2001-11-15
CIK 1095963

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the period ended     September 30, 2001
                                                     --------------------
                              or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.

For the transition period from                   to

Commission File Number            0-27513

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Colorado                                84-1308436
    ------------------------------                    -----------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                    Identification No.)

            2525 Fifteenth Street, Suite 3H, Denver, CO   80211
           -----------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2001, Registrant had 1,319,984 shares of common stock, $1.00 par value, outstanding.

                              INDEX

                                                             Page
                                                             Number
                                                             ------
Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of
                 September 30, 2001 (Unaudited) and
                 June 30, 2001                                  2

               Consolidated Statements of Income,
                 Three Months Ended September 30, 2001
                 and September 30, 2000 (Unaudited)             3

               Consolidated Statements of Cash Flows,
                 Nine Months Ended September 30, 2001
                 and September 30, 2000 (Unaudited)             4

                Notes to Consolidated Financial Statements      5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     8

Part II.  Other Information                                     10

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                    ASSETS
                                                September 30,     June 30,
                                                     2001           2001
                                                -------------  -----------
Current Assets:
  Cash                                          $    555,302   $   533,724
  Mortgage notes receivable, current portion          44,673        42,677
  Note receivable, current portion                    10,465        10,465
  Advances, related party                                  -        86,500
  Proceeds receivable                                 35,000             -
  Investment in marketable securities                326,705       147,963
  Other                                               17,800         7,833
                                                ------------   -----------
    Total Current Assets                             989,945       829,162

Real estate, net of accumulated depreciation
 of $30,491 at September 30, 2001 and $26,734
 at June 30, 2001                                    540,551       526,808
Equipment and furnishings, net of accumulated
 depreciation of $5,664 at September 30, 2001
 and $4,340 at June 30, 2001                          21,406        20,973
Transportation equipment, net of accumulated
 depreciation of $12,875 at September 30, 2001
 and $12,125 at June 30, 2001                          2,125         2,875
Mortgage notes receivable, net of current portion    562,588       572,050
Notes receivable, net of current portion             376,754       251,754
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,493,369   $ 2,203,622
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses        $       1,666   $    14,929
  Accrued management fees, related party              42,332        28,288
  Notes payable, current portion                           -         7,526
  Income taxes payable                                36,467        43,504
  Deferred taxes payable, current                     66,347             -
  Other                                               16,013         8,005
                                               -------------   -----------
    Total Current Liabilities                        162,825       102,252

TOTAL LIABILITIES                                    162,825       102,252
                                               -------------   -----------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 1,000,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $1.00 par value, 200,000,000
   shares authorized, 1,319,984 shares issued
   and outstanding                                 1,319,984     1,304,984
  Additional paid-in capital                         721,876       710,626
  Other comprehensive income                         112,395             -
  Retained earnings                                  176,289        85,760
                                               -------------   -----------
TOTAL STOCKHOLDERS' EQUITY                         2,330,544     2,101,370
                                               -------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,493,369   $ 2,203,622
                                               =============   ===========

The accompanying notes are an integral part of the financial statements.

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                   Three Months Ended
                                                September 30, September 30,
                                                    2001          2000
                                                ------------- -------------
Revenue:
  Consulting income                             $     10,800  $          -
  Rent income                                          1,650         1,650
  Interest income                                     23,714        26,077
  Dividend income                                          -        12,409
  Loan origination fee                                 7,500             -
  Gain on sale of stock                               16,350             -
  Gain on sale of majority owned subsidiary          162,205             -
                                                ------------   -----------
                                                     222,219        40,136
                                                ------------   -----------
Operating Expenses:
  Depreciation                                         5,831         4,193
  Officer's compensation                              42,332         1,854
  Interest                                               349         5,117
  Contract services                                    2,516         1,773
  Auditing and accounting                             11,419        11,794
  Stock issued for services                           26,250             -
  Property expenses                                    2,984         3,260
  Other                                                3,542         6,583
                                                ------------   -----------
                                                      95,223        34,574
                                                ------------   -----------
Net income before provision
 for income taxes                                    126,996         5,562

Provision for income taxes                            36,467        24,192
Less deferred taxes                                        -       (23,133)
                                                ------------   ------------
                                                      36,467         1,059

Net income                                      $     90,529   $     4,503
                                                ============   ===========
Per Share                                       $        .07   $       nil
                                                ============   ===========
Weighted Average Shares Outstanding                1,319,984     1,304,984
                                                ============   ===========

The accompanying notes are an integral part of the financial statements.

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                 September 30,    September 30,
                                                     2001             2000
                                                 -------------    -------------
Cash Flows Operating Activities:
  Net income                                     $      90,529  $   574,527
   Adjustment to reconcile net (loss to net
       cash provided  by operating activities:
     Depreciation                                        5,831       10,060
     Increase (decrease) in income taxes payable        (7,037)     332,423
     Increase in deferred income taxes payable               -      260,059
     Increase (decrease) in accounts payable and
      accrued expenses                                 (13,263)       1,335
    Increase in management fees, related party          14,044        1,854
     (Increase) in receivable, broker                  (35,000)     (57,699)
     Stock issued for services                          26,250       75,490
     Decrease in advances, related party                86,500            -
     Other                                              (1,959)       6,137
                                                 --------------  -----------
Net Cash Provided by Operating Activities              165,895    1,204,186
                                                 --------------  -----------
Cash Flows from Investing Activities:
  (Investments) in marketable securities                     -   (1,955,244)
  Proceeds from redemptions of certificates
   of purchase                                               -      197,247
  (Investment) in equipment and furnishings             (1,757)      (4,800)
  (Investment) in property                             (17,500)    (311,105)
  (Investment) in mortgage notes receivable                  -     (306,733)
  Collection of mortgage notes receivable                7,466      134,795
  (Investment) in note receivable                     (125,000)           -
  Collection of note receivable, related party               -      139,079
  Collection of sale proceeds receivable                     -      246,500
                                                  -------------  -----------
Net Cash (Used in) Investing Activities               (136,791)  (1,860,261)
                                                  -------------  -----------
Cash Flows from Financing Activities:
  Common stock and paid-in capital                           -      136,142
  Proceeds from bank note payable                            -      200,000
  (Repayment of) bank note payable                           -       (1,492)
  (Repayment of) notes payable                          (7,526)      (7,210)
                                                  -------------  -----------
Net Cash Provided by (Used in) Financing
  Activities                                            (7,526)     327,440
                                                  -------------  -----------
Increase (decrease) in Cash                             21,578     (328,635)

Cash, Beginning of Period                              533,724      445,158
                                                  -------------  -----------
Cash, End of Period                               $    555,302      116,523
                                                  =============  ===========
Interest Paid                                     $        349   $    5,594
                                                  ============   ===========
Income Taxes Paid                                 $     43,505   $   32,020
                                                  ============   ==========

The accompanying notes are an integral part of the financial statements.

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001
                            (Unaudited)

(1)  Condensed Financial Statements
     ------------------------------
                The financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Prime Rate Income & Dividend Enterprises, Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30,
        2001, filed with the Securities and Exchange Commission.   While
        management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Prime Rate Income & \ Dividend Enterprises, Inc. later in the year.

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

                During the three months ended September 30, 2001, the Company formed four new wholly owned subsidiaries, Pride, Inc., Pride Holdings, Inc., Pride Investments, Inc., and Pride Lending, Inc.
        The assets and liabilities of the Company were transferred to these four new wholly-owned subsidiaries and to its existing wholly-owned subsidiary, Pride Equities, Inc. (formerly known as TakeItPublicNow.com).

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001
                            (Unaudited)

(3)  Stock Issued for Services
     -------------------------
                On August 20, 2001, the Company issued 15,000 shares of its common stock for consulting services valued at $1.75 per share.

(4)  Sale of Majority Owned Subsidiary
     ---------------------------------
                During the three months ended September 30, 2001, the Company sold its interest in its 61% majority owned subsidiary, Vacation Ownership Marketing, Inc. The Company recorded a gain of $162,205 from this sale.

(5)  Consulting Income
     -----------------
                During the three months ended September 30, 2001, the Company earned $10,800 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. Whenever the consulting fees are paid in stock, the Company records this income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

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

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001
                            (Unaudited)

(6)  Marketable Equity Securities, continued
     ---------------------------------------
        c) Available for sale securities are securities not classified as held-to-maturity or trading. These securities are valued at market with unrealized gains or losses recorded in stockholder's equity.

        At September 30, 2001, the Company had available for sale security investments in the following companies:

                       Name                          Exchange

      GoOnline Networks Corporation (GONT)            OTCBB
      Modern MFG Services, Inc. (MMFS)                OTCBB

                                Total                  Total
            Total            Market Value            Unrealized
       Recorded Cost       September 30, 2001       Appreciation
        -------------       ------------------       ------------
          $   147,963          $    326,705          $    178,742

      Provision for Deferred Income Taxes                  66,347
                                                     ------------
        Unrealized appreciation, net of
          deferred income taxes                      $    112,395
                                                     ============
(7)  Management Agreement
     --------------------
                On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President, through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000. This agreement may be terminated at any time without notice by any officer of the Company. For the three months ended September 30, 2001, the Company accrued a total of $42,332 under the agreement.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended September 30, 2001 and 2000, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three month period ended September 30, 2001 increased from the three month period ended September 30, 2000 as follows:

                                      2001       2000       Increase

Three Months Ended September 30,   $ 222,219   $ 40,136    $ 182,083

Revenue increased principally due to the sale of its majority owned subsidiary, Vacation Ownership Marketing, Inc., in the period ended September 30, 2001.

Operating expenses were $34,574 during the three month period ended September 30, 2000 as compared to $95,223 during the three month period ended September 30, 2001. Operating expenses increased principally due to officer's compensation and stock issued for services during the period ended September 30, 2000.

Net income after provision for income taxes amounted to $90,529 during the three month period ended September 30, 2001 as compared to $4,503 during the three month period ended September 30, 2000, an increase of $86,026.

Liquidity and Capital Resources
-------------------------------
Working capital was $827,120 at September 30, 2001 as compared to $726,910 at June 30, 2001. The Company's stockholders' equity was $2,330,544 at September 30, 2001 as compared to $2,101,370 at June 30, 2001. The increase in stockholders' equity related principally to the appreciation of marketable equity securities and net income recognized for the three months ended September 30, 2001. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

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



(Registrant)              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.


BY(Signature)                  /s/Michael L. Schumacher
(Date)                         November 12, 2001
                               Michael L. Schumacher, Chief Executive
                               Officer and Principal Accounting Officer