Form 10QSB
period 2001-12-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2002-02-14
CIK 1095963

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
For the period ended         December 31, 2001
                             -----------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.

For the transition period from                   to
                                ------------          -----------
Commission File Number            0-27513
                                -----------
           PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Colorado                                    84-1308436
          -------------------------------                     ----------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization                    Identification
                                                            No.)

             2525 Fifteenth Street, Suite 3H, Denver, CO   80211
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2001, Registrant had 1,319,984 shares of common stock, $1.00 par value, outstanding.

                              INDEX
                              -----

                                                              Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of
                 December 31, 2001 (Unaudited) and
                 June 30, 2001                                  2

               Consolidated Statements of Income,
                 Three Months Ended December 31, 2001
                 and December 31, 2000 (Unaudited)              3

               Consolidated Statements of Income,
                 Six Months Ended December 31, 2001
                 and December 31, 20000 (Unaudited)             4

               Consolidated Statements of Cash Flows,
                 Nine Months Ended December 31, 2001
                 and December 31, 2000 (Unaudited)              5

          Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     9

Part II.  Other Information                                     11

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                             December 31,       June 30,
                                                2001              2001
                                             ------------       --------
Current Assets:
  Cash                                        $    332,640     $   533,724
  Mortgage notes receivable, current portion        46,101          42,677
  Note receivable, current portion                  10,465          10,465
  Advances, related party                                -          86,500
  Investment in marketable securities              161,625         147,963
  Other                                             12,018           7,833
                                              ------------     -----------
    Total Current Assets                           562,849         829,162

Real estate, net of accumulated depreciation
 of $34,700  at December 31, 2001 and $26,734
 at June 30, 2001                                  817,703         526,808
Equipment and furnishings, net of accumulated
 depreciation  of $7,158 at December 31, 2001
 and $4,340 at June 30, 2001                        42,420          20,973
Transportation equipment, net of accumulated
 depreciation  of $13,625 at December 31,
 2001 and $12,125 at June 30, 2001                   1,375           2,875
Mortgage notes receivable, net of current
 portion                                           554,307         572,050
Notes receivable, net of current portion           376,754         251,754
                                              ------------     -----------
TOTAL ASSETS                                  $  2,355,408     $ 2,203,622
                                              ============     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses       $     31,199     $    14,929
  Accrued management fees, related party            42,332          28,288
  Notes payable, current portion                         -           7,526
  Income taxes payable                              35,093          43,504
  Other                                             17,154           8,005
                                              ------------     -----------
    Total Current Liabilities                      125,778         102,252
                                              ------------     -----------
TOTAL LIABILITIES                                  125,778         102,252

Stockholders' Equity:
  Preferred stock, $10.00 par value,
   1,000,000 shares authorized, none
   issued & outstanding                                  -               -
  Common stock, $1.00 par value,
   200,000,000 shares authorized,
   1,319,984 shares issued and outstanding       1,319,984       1,304,984
  Additional paid-in capital                       721,876         710,626
  Other comprehensive income                        13,325               -
  Retained earnings                                174,445          85,760
                                              ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                       2,229,630       2,101,370
                                              ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  2,355,408     $ 2,203,622

The accompanying notes are an integral part of the financial statements.

           PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                 Three Months Ended
                                            December 31,     December 31,
                                                2001             2000
                                            ------------     ------------
Revenue:
  Rent income                               $       1,650    $      1,650
  Interest income                                  17,470          28,919
  Dividend income                                       -           3,936
  (Loss) on disposition of asset                        -          (2,880)
                                            -------------    -------------
                                                   19,120          31,625
                                            -------------    -------------
Operating Expenses:
  Depreciation                                      6,453           4,193
  Officer's compensation                                -           2,110
  Interest                                              -           4,971
  Contract services                                    53           2,020
  Auditing and accounting                           7,596           4,590
  Property expenses                                 6,051           3,483
  Other                                             2,185           3,790
                                            -------------    ------------
                                                   22,338          25,157
                                            --------------   ------------
Net income (loss) before provision
 for income taxes                                  (3,218)          6,468

Provision for income taxes                         (1,374)          2,351
Less deferred taxes                                     -          (1,145)
                                            --------------   -------------
                                                   (1,374)          1,206

Net income                                  $      (1,844)   $      5,262
                                            ==============   =============
Per Share                                   $         nil    $        nil
                                            ==============   =============
Weighted Average Shares Outstanding             1,319,984       1,304,984
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

         PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                 AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                                    Six Months Ended
                                             December 31,       December 31
                                                   2001            2000
                                             ------------       -----------
Revenue:
  Consulting income                           $     10,800      $          -
  Rent income                                        3,300             3,300
  Interest income                                   41,184            54,996
  Dividend income                                        -            16,345
  Loan origination fee                               7,500                 -
  Gain on sale of stock                             16,350                 -
  (Loss) on disposition of asset                         -            (2,880)
  Gain on sale of majority owned subsidiary        162,205                 -
                                              ------------      -------------
                                                   241,339            71,761
                                              ------------      -------------
Operating Expenses:
  Depreciation                                      12,284             8,386
  Officer's compensation                            42,332             3,964
  Interest                                             349            10,088
  Contract services                                  2,569             3,793
  Auditing and accounting                           19,015            16,384
  Stock issued for services                         26,250                 -
  Property expenses                                  9,035             6,743
  Other                                              5,727            10,373
                                              ------------      ------------
                                                   117,561            59,731
                                              ------------      ------------
Net income before provision
 for income taxes                                  123,778            12,030

Provision for income taxes                          35,093            26,543
Less deferred taxes                                      -           (24,278)
                                              ------------      -------------
                                                    35,093             2,265


Net income                                    $     88,685      $      9,765
                                              ============      ============
Per Share                                     $        .07      $        .01
                                              ============      ============
Weighted Average Shares Outstanding              1,319,984         1,304,984
                                              ============      ============

The accompanying notes are an integral part of the financial statements.

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            Six Months Ended

                                                December 31,    December 31,
                                                    2001            2000
                                                ------------    ------------
Cash Flows Operating Activities:
 Net income                                     $      88,685   $       9,765
  Adjustment to reconcile net (loss to net
       cash provided  by operating activities:
    Depreciation                                       12,284           8,386
    Loss on disposition of asset                            -           2,880
    (Decrease) in income taxes payable                 (8,411)        (91,408)
    (Increase) in deferred income tax asset                 -         (24,278)

   Increase (decrease) in accounts payable and
     accrued expenses                                  16,270         (15,930)
    Increase in management fees, related party         14,044               -
    Stock issued for services                          26,250               -
    Decrease in advances, related party                86,500               -
    Other                                               4,627         (15,348)
                                                 ------------   --------------
Net Cash Provided by Operating Activities             240,249        (125,933)

Cash Flows from Investing Activities:
    (Investment) in equipment and furnishings         (24,265)        (19,605)
    (Investment) in property                         (298,861)         (2,120)
    Collection of mortgage notes receivable            14,319          72,662
    (Investment) in note receivable                  (125,000)       (120,844)
    Sale of marketable securities                           -         337,525
                                                 -------------  --------------
Net Cash (Used in) Investing Activities              (433,807)        267,618
                                                 -------------  --------------
Cash Flows from Financing Activities:
    Common stock and paid-in capital                        -               -
    (Repayment of) notes payable                       (7,526)         (8,943)
                                                 -------------  --------------
Net Cash (Used in) Financing Activities                (7,526)         (8,943)
                                                 -------------  --------------
Increase (decrease) in Cash                          (201,084)        132,742

Cash, Beginning of Period                             533,724         414,390
                                                 ------------   -------------
Cash, End of Period                              $    332,640         547,132
                                                 ============   =============
Interest Paid                                    $        349   $      10,088
                                                 ============   =============
Income Taxes Paid                                $     43,505   $     117,951
                                                 ============   =============

The accompanying notes are an integral part of the financial statements.
                                   5

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001
                               (Unaudited)

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

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001
                              (Unaudited)

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

            PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                   AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001
                              (Unaudited)

(6)  Marketable Equity Securities, continued
     ---------------------------------------
        c) Available for sale securities are securities not classified as held-to-maturity or trading. These securities are valued at market with unrealized gains or losses recorded in stockholder's equity.

        At December 31, 2001, the Company had available for sale security investments in the following companies:

                 Name                              Exchange
                 ----                              --------
      GoOnline Networks Corporation (GONT)           OTCBB
      Modern MFG Services, Inc. (MMFS)               OTCBB

                                Total                   Total
        Total                Market Value             Unrealized
     Recorded Cost         December 31, 2001          Appreciation
     -------------         -----------------          ------------
      $   148,300           $    161,625              $    13,325

      Provision for Deferred Income Taxes                       -
                                                      -----------
      Unrealized appreciation, net of
        deferred income taxes                         $    13,325

(7)  Comprehensive Income
     --------------------
        Comprehensive income and its components for the three and six months ended December 31, 2001 and 2000 are presented below:

                              Three months ended           Six months ended
                                December 31,                  December 31,
                             2001          2000           2001          2000
                             ----          ----           ----          ----
Net income (loss)          $ (  1,844)  $     5,262    $  88,685   $    9,765

Other comprehensive income
   (loss):
  Unrealized appreciation
  (depreciation) on
    marketable securities    (165,080)     (298,464)      13,325     (917,059)
                           -----------  ------------    --------   -----------
Total comprehensive income
  (loss)                    $(166,924)    $ 293,202     $102,010   $  907,294
                            ==========  ===========     ========   ==========

(8)  Management Agreement
     --------------------
        On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President, through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March
        31, 2000. This agreement may be terminated at any time without notice by any officer of the Company. For the six months ended December 31, 2001, the Company accrued a total of $42,332 under the agreement.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended December 31, 2001 and 2000, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three month and six month periods ended December 31, 2001 compared to the three month and six month periods ended December 31, 2000 is as follows:

                                                                Increase/
                                         2001          2000    (Decrease)
                                      ----------     --------  -----------
Three Months Ended December 31,       $   19,120     $ 31,625  $  (12,505)
Six Months Ended December 31,         $  241,339     $ 71,761  $  169,578

Revenue increased during the six months ended December 31, 2001 principally due to the sale of its majority owned subsidiary, Vacation Ownership Marketing, Inc., in the period ended September 30, 2001.

Operating expenses were $25,157 during the three month period ended
December 31, 2000 as compared to $22,338 during the three month period ended December 31, 2001. Operating expenses were $59,731 during the six month period ended December 31, 2000 as compared to $117,561 during the three six period ended December 31, 2001. Operating expenses increased during the six months ended December 31, 2001 principally due to officer's compensation and stock issued for services during the period ended September 30, 2001.

Net income after provision for income taxes amounted to $5,262 during the three month period ended December 31, 2000 as compared to a net loss of $1,844 during the three month period ended December 31, 2001, a decrease of
$7,106.   Net income after provision for income taxes amounted to $9,765 during the six month period ended December 31, 2000 as compared to $88,685 during the six month period ended December 31, 2001, an increase of $78,920.

Liquidity and Capital Resources
-------------------------------
Working capital was $437,071 at December 31, 2001 as compared to $726,910 at June 30, 2001. The Company's stockholders' equity was $2,229,630 at
December 31, 2001 as compared to $2,101,370 at June 30, 2001. The increase in stockholders' equity related principally to the appreciation of marketable equity securities, the issuance of stock for services, and net income recognized for the six months ended December 31, 2001. The Company has made no commitments that would require any material increase in capital resources.
The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

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



(Registrant)               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.



(Date)                     January 30, 2002
By(Signature)              /s/ Michael L. Schumacher
(Name and Title)           Michael L. Schumacher, Chief Executive
                           Officer and Principal Accounting Officer