Form 10QSB
period 2002-03-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2002-05-15
CIK 1095963

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the period ended         March 31, 2002
                                               --------------------
                               or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.

For the transition period from                   to

Commission File Number            0-27513
                               ------------

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Colorado                                  84-1308436
    ------------------------------                   ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                    Identification No.)

             2525 Fifteenth Street, Suite 3H, Denver, CO   80211
           -----------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

                              (303) 480-5037
            --------------------------------------------------
           (Registrant's telephone number, including area code)


      --------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2002, Registrant had 1,319,984 shares of common stock, $1.00 par value, outstanding.

                                INDEX


                                                              Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Consolidated Financial Statements

               Consolidated Balance Sheets as of
                 March 31, 2002 (Unaudited) and
                 June 30, 2001                                  2

               Consolidated Statements of Income,
                 Three Months Ended March 31, 2002
                 and March 31, 2001 (Unaudited)                 3

               Consolidated Statements of Income,
                 Nine Months Ended March 31, 2002
                 and March 31, 2001 (Unaudited)                 4

               Consolidated Statements of Cash Flows,
                 Nine Months Ended March 31, 2002
                 and March 31, 2001 (Unaudited)                 5

          Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     9

Part II.  Other Information                                     11

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                    ASSETS
                                                    March 31,     June 30,
                                                     2002           2001

                                                    ---------     --------
Current Assets:
  Cash                                          $    312,232   $   533,724
  Mortgage notes receivable, current portion          50,558        42,677
  Note receivable, current portion                    10,465        10,465
  Advances, related party                                  -        86,500
  Investment in marketable securities                121,214       147,963
  Other                                               12,475         7,833
                                                     -------       -------
    Total Current Assets                             506,944       829,162

Real estate, net of accumulated depreciation of
 $41,174 at March 31, 2002 and $26,734 at June 30,
 2001                                                811,229       526,808
Equipment and furnishings, net of accumulated
 depreciation of $9,844 at March 31, 2002 and
 $4,340 at June 30, 2001                              52,197        20,973
Transportation equipment, net of accumulated
 depreciation of $14,375 at March 31, 2002 and
 $12,125 at June 30, 2001                                625         2,875
Mortgage notes receivable, net of current portion    540,339       572,050
Notes receivable, net of current portion             367,267       251,754
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,278,601   $ 2,203,622
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses         $      8,262   $    14,929
  Accrued management fees, related party              42,088        28,288
  Notes payable, current portion                           -         7,526
  Income taxes payable                                36,161        43,504
  Unearned revenue                                    29,714             -
  Other                                                7,154         8,005
                                                     -------       -------
    Total Current Liabilities                        123,379       102,252

TOTAL LIABILITIES                                    123,379       102,252
                                                     -------       -------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 1,000,000
   shares authorized, none issued & outstanding            -             -
  Common stock, $1.00 par value, 200,000,000
   shares authorized, 1,319,984 shares issued
   and outstanding                                 1,319,984     1,304,984
  Additional paid-in capital                         721,876       710,626
  Other comprehensive (loss)                         (62,800)            -
  Retained earnings                                  176,162        85,760
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         2,155,222     2,101,370
                                                  ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,278,601   $ 2,203,622
                                                 ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                      Three Months Ended
                                                    March 31,     March 31,
                                                      2002          2001
                                                    ---------     ---------
Revenue:
  Rent income                                  $       7,650  $      1,650
  Interest income                                     15,826        26,837
  Dividend income                                          -         3,205
  Gain on disposition of asset                             -         1,136
                                               -------------  ------------
                                                      23,476        32,828
                                               -------------  ------------
Operating Expenses:
  Depreciation                                         9,910         4,194
  Officer's compensation                                (244)        2,031
  Interest                                                 -         4,708
  Contract services                                      625            64
  Auditing and accounting                              7,995         5,425
  Property expenses                                      983         3,973
  Other                                                1,422         6,938
                                               -------------  ------------
                                                      20,691        27,333
                                               -------------  ------------
Net income before provision for income taxes           2,785         5,495

Provision for income taxes                             1,068         2,264
Less deferred taxes                                        -        (1,683)
                                               -------------  -------------
                                                       1,068           581

Net income                                    $        1,717 $       4,914
                                              ============== =============
Per Share                                     $          nil $         nil
                                              ============== =============
Weighted Average Shares Outstanding                1,319,984     1,304,984
                                              ============== =============

The accompanying notes are an integral part of the consolidated financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                      Nine Months Ended
                                                    March 31,     March 31,
                                                       2002          2001
                                                    ---------     ---------
Revenue:
  Consulting income                             $     10,800    $        -
  Rent income                                         10,950         4,950
  Interest income                                     57,010        81,833
  Dividend income                                          -        19,550
  Loan origination fee                                 7,500             -
  Gain on sale of stock                               16,350             -
  (Loss) on disposition of asset                           -        (1,744)
  Gain on sale of majority owned subsidiary          162,205             -
                                                 -----------    ----------
                                                     264,815       104,589
                                                 -----------    ----------
Operating Expenses:
  Depreciation                                        22,194        12,580
  Officer's compensation                              42,088         5,995
  Interest                                               349        14,796
  Contract services                                    3,194         3,857
  Auditing and accounting                             27,010        21,809
  Stock issued for services                           26,250             -
  Property expenses                                   10,018        10,716
  Other                                                7,149        17,311
                                                 -----------    ----------
                                                     138,252        87,064
                                                 -----------    ----------
Net income before provision for income taxes         126,563        17,525

Provision for income taxes                            36,161        28,807
Less deferred taxes                                        -       (25,961)
                                                 -----------    -----------
                                                      36,161         2,846

Net income                                      $     90,402  $     14,679
                                                ============  ============
Per Share                                       $        .07  $        .01
                                                ============  ============
Weighted Average Shares Outstanding                1,319,984     1,304,984
                                                ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Nine Months Ended
                                                 March 31,       March 31,
                                                   2002             2001
                                                 ---------       ---------
Cash Flows Operating Activities:
  Net income                                     $      90,402   $   14,679
   Adjustment to reconcile net income to net
       cash provided  by operating activities:
     Depreciation                                       22,194       12,580
     (Decrease) in income taxes payable                 (7,343)     (89,144)
     (Decrease) in deferred income tax payable               -      (24,217)
   (Decrease) in accounts payable and accrued
        expenses                                        (6,667)      (2,392)
     Increase in management fees, related party         13,800            -
     Stock issued for services                          26,250            -
     Decrease in advances, related party                86,500            -
   Increase in unearned revenue                         29,714            -
   Other                                                (5,830)     (19,984)
                                                 --------------  -----------
Net Cash Provided by Operating Activities              249,020     (108,478)
                                                 -------------   -----------
Cash Flows from Investing Activities:
     (Investment) in equipment and furnishings         (36,728)     (20,513)
     (Investment) in property                         (298,861)      (2,120)
   (Investment) in mortgage notes receivable                 -     (154,887)
     Collection of mortgage notes receivable            23,830       68,264
     (Investment) in note receivable                  (125,000)           -
     Collection of note receivable                       9,487       12,031
   (Increase) in marketable securities                 (35,714)           -
     Sale of marketable securities                           -      339,974
                                                 --------------  ----------
Net Cash (Used in) Investing Activities               (462,986)     242,749
                                                 --------------  ----------
Cash Flows from Financing Activities:
   (Repayment of) bank note payable                          -       (5,134)
     (Repayment of) notes payable                       (7,526)      (7,513)
                                                 --------------  -----------
Net Cash (Used in) Financing Activities                 (7,526)     (12,647)
                                                 --------------  -----------
Increase (decrease) in Cash                           (221,492)     121,624

Cash, Beginning of Period                              533,724      414,390
                                                 -------------   ----------
Cash, End of Period                              $     312,232      536,014
                                                 =============   ==========
Interest Paid                                    $         349   $   14,796
                                                 =============   ==========
Income Taxes Paid                                $      43,505   $  117,951
                                                 =============   ==========

The accompanying notes are an integral part of the consolidated financial statements.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
                               (Unaudited)

(1)  Condensed Consolidated Financial Statements
------------------------------------------------
        The consolidated financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises,
        Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
        Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Prime Rate Income & Dividend Enterprises, Inc. believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report on Form 10-
        KSB for the year ended June 30, 2001, filed with the Securities
        and Exchange Commission.   While management believes the
        procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Prime Rate Income & Dividend Enterprises, Inc. later in the year.

        The management of Prime Rate Income & Dividend
        Enterprises, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Business of the Company
----------------------------
        The Company is principally in the consulting business, but also is in the real estate ownership and rental business. The Company also invests in mortgage notes receivable and certificates of purchase related to real estate foreclosures. During the year ended June 30, 2000, the Company expanded its business to include providing consulting services to companies interested in becoming publicly traded. All intercompany account balances have been eliminated in the consolidation.

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

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

(3)  Stock Issued for Services
------------------------------
        On August 20, 2001, the Company issued 15,000 shares of its common stock for consulting services valued at $1.75 per share.

(4)  Sale of Majority Owned Subsidiary
--------------------------------------
        During the three months ended September 30, 2001, the Company sold its interest in its 61% majority owned subsidiary, Vacation Ownership Marketing, Inc. The Company recorded a gain of $162,205 from this sale.

(5)  Consulting Income
----------------------
        During the three months ended September 30, 2001, the Company earned $10,800 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. Whenever the consulting fees are paid in stock, the Company records this income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

(6)  Marketable Equity Securities
---------------------------------
        In accordance with the Statement of Financial Accounting
        Standards number 115, investments in securities may be classified in these categories:

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

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2002
                              (Unaudited)

(6)  Marketable Equity Securities, continued
--------------------------------------------
        c) Available for sale securities are securities not classified as held-to-maturity or trading. These securities are valued at market with unrealized gains or losses recorded in stockholder's equity.

   At March 31, 2002, the Company had available for sale security investments in the following companies:

               Name                              Exchange
               ----                              --------
  GoOnline Networks Corporation (GONT)            OTCBB
  Modern MFG Services, Inc. (MMFS)                OTCBB

                                            Total               Total
                         Total            Market Value        Unrealized
                     Recorded Cost       March 31, 2002      Depreciation
                     -------------       --------------      ------------
                     $   184,014          $    121,214       $   (62,800)

    Provision for Deferred Income Taxes                                -
                                                             ------------

        Unrealized appreciation, net of
        deferred income taxes                                $   (62,800)
                                                             ============

(7)  Comprehensive Income
-------------------------
     Comprehensive income and its components for the three and nine months ended March 31, 2002 and 2001 are presented below:

                                  Three months ended     Nine months ended
                                       March 31,              March 31,
                                     2002      2001        2002       2001
                                  ---------  --------    --------- ---------
Net income                        $   1,717  $  4,914    $  90,402 $  14,679

Other comprehensive income (loss):
 Unrealized appreciation
  (depreciation) on marketable
  securities                        (76,125)   (1,935)     (62,800) (700,226)
                                  ---------- ---------   --------- ----------
Total comprehensive income (loss) $ (74,408) $  2,979    $  27,602 $(685,547)
                                  ========== =========   ========= ==========

           PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002
                             (Unaudited)

(8)  Management Agreement
-------------------------
        On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President, through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April
        1, 2000 on net income earned after March 31, 2000. This agreement may be terminated at any time without notice by any officer of the Company. For the nine months ended March 31, 2002, the Company accrued a total of $42,088 under the agreement.

(9) Related Party Transaction
-----------------------------
        During December 2001, the Company purchased a residential property in the Los Angeles, California metropolitan area. Initial cost and furnishings subsequently purchased totaled approximately $335,000. During March 2002, the Company's President received 1,190,475 shares of Go Online Networks
        (GONT) stock recorded at market value at that time of $35,714, which were assigned to the Company to prepay rent on use of the property. Subsequent to March 31, 2002, the Company sold these shares for $32,426, recognizing a loss of $3,288. The $35,714 value of the GONT shares received is being amortized at $2,000 per month, commencing January 1, 2002.

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months and (9) months ended March 31, 2002 and 2001, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three month and nine month periods ended March 31,
2002 compared to the three month and nine month periods ended
March 31, 2001 is as follows:
                                                              Increase/
                                      2002         2001      (Decrease)
                                      ----         ----      ----------
Three Months Ended March 31,     $   23,476     $  32,828  $   (9,352)
Nine Months Ended March 31,      $  264,815     $ 104,589  $  160,226

Revenue increased during the nine months ended March 31, 2002 principally due to the sale of its majority owned subsidiary, Vacation Ownership Marketing, Inc., in the period ended September 30, 2001.

Operating expenses were $27,333 during the three month period ended March 31, 2001 as compared to $20,691 during the three month period ended March 31, 2002. Operating expenses were $87,064 during the nine month period ended March 31, 2001 as compared to $138,252 during the nine month period ended March 31, 2002. Operating expenses increased during the nine months ended March 31, 2002 principally due to officer's compensation and stock issued for services during the period ended September 30, 2001.

Net income after provision for income taxes amounted to $4,914 during the three month period ended March 31, 2001 as compared to $1,717 during the three month period ended March 31, 2002, a decrease of
$3,197.   Net income after provision for income taxes amounted to
$14,679 during the nine month period ended March 31, 2001 as compared to $90,402 during the nine month period ended March 31, 2002, an increase of $75,723.

Liquidity and Capital Resources
-------------------------------
Working capital was $383,565 at March 31, 2002 as compared to $726,910 at June 30, 2001. The Company's stockholders' equity was $2,155,222 at March 31, 2002 as compared to $2,101,370 at June 30,
2001. The increase in stockholders' equity related principally to the net income recognized for the nine months ended March 31, 2002, the issuance of stock for services, and the depreciation of marketable equity securities. The Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

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



(Registrant)                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.


(Date)                      May 6,  2002
By(Signature)               /s/Michael L. Schumacher
(Name and Title)            Michael L. Schumacher, Chief Executive
                            Officer and Principal Accounting Officer