Form 10KSB
period 2002-06-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2002-10-09
CIK 1095963

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-KSB

                             (Mark One)

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended
 X      June 30, 2002

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

                                   N/A
                     ---------------------------
                    (Previous name of Registrant)

             Colorado                                    84-1308436
   ---------------------------------                    -------------
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                      ID Number)

   2525 Fifteenth Street, Suite 3H, Denver, Colorado         80211
   -------------------------------------------------       ----------
      (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:       (303) 480-5037
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

        YES     X           NO
              -----             -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The Issuer's revenues for its most recent year ended June 30, 2002 were $277,545.

     The Issuer is unable to calculate the aggregate market value of the common stock of the Registrant held by nonaffiliates because there is a limited market for the common stock.

     As of June 30, 2002, 1,325,000 shares of common stock were outstanding.

     Documents incorporated by reference: None.

Transitional Small Business Disclosure Format
                (Check One):

      Yes                 No     X
           -----               -----

                              PART I

Item 1.  Description of Business
--------------------------------
     General
     -------
Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) is a corporation which was formed under the laws of the State of Colorado on May 1, 1995. The Articles of Incorporation of the
Company authorize it to issue 200,000,000 shares of common stock at no par value and 1,000,000 shares of preferred stock with a par value of $10.00 per share.

PRIDE has approximately 418 shareholders.

The PRIDE common stock is traded on the OTC Bulletin Board under the symbol PIDV.

The principal executive offices of the Company are located at 2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211, and the
Company's telephone number is (303) 480-5037.

The Company has selected June 30 as its fiscal year end.

     Recent Developments
     -------------------
None

     Description of Business
     -----------------------
PRIDE is in the real estate investment business. This business principally invests in real estate and in mortgage and other notes receivable. As of June 30, 2002, the Company had $582,337 invested in mortgage notes receivable and $260,719 in a note receivable. The Company's investments in mortgage loans are collateralized principally by deeds of trust on real estate located primarily in Colorado, California and Arkansas. As of June 30,
2002, the Company had 16 mortgage loans receivable from a non-affiliated individual totaling approximately $477,088. The individual's loans as a percentage of value of the real estate collateral were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company has a junior lien on another property owned by this individual. These mortgage loans are a material concentration of credit risk.


     The Market Opportunity
     ----------------------
The market opportunity for investments in real estate varies depending upon such factors as interest rates, general economic conditions and real estate construction costs. The Company markets its real estate generally through listings with real estate brokers.

     Competition
     -----------
PRIDE's real estate business is highly competitive. There are thousands of real estate investors in the United States of America that are investing in similar rental properties. The level of competition in the acquisition, sale and renting of real estate properties is affected by economic conditions in the area as well as interest rates available to borrowers.


     Employees
     ---------
The Company has no full time employees.  Mr. Michael L.
Schumacher, the Company's President and Mr. George A. Powell, the Company's Vice President each devote approximately 10% of their time to the Company's business during the year ended June 30, 2002. The Company uses independent property management companies as necessary to manage its real estate properties.

Item 2.  Description of Property
--------------------------------
(a) PRIDE currently owns two commercial/residential condominium units in Denver, Colorado. These units are used principally for the Company's office and as temporary living accommodations for Company personnel and independent contractors that perform services for the Company. The Company paid $311,105 for these units and had a mortgage note payable on these properties that was paid off during the year ended June 30, 2001. PRIDE also currently owns a residential condominium unit in southern California. This unit receives $2,000 in monthly rent and is used primarily by the Company's President. The Company paid approximately $336,000 cash for this unit including furnishings. In addition to using the properties as described above, PRIDE acquired these units as investments, believing future appreciation was possible. No assurance can be made that the value of the properties will appreciate and no assurance can be made that the properties won't depreciation in value.

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

(c) As of June 30, 2002, the Company had one individual investment in real estate which amounted to ten percent or more of the total assets of the Company. This real estate investment in southern California, referred to above, was 12.7% of total assets at June 30, 2002.

The Company has approximately $215,000 invested in other real estate. Generally summarized as follows:

     Description
     -----------
     Three acres of land with a rental home on the property
     located in Oakhurst, California, near Yosemite National
     Park.  This property is zoned for multiple family housing.  $  134,000

     Thirteen residential lots located in Nebraska, Arkansas,
     Florida and North Dakota                                        81,000
                                                                 ----------
                                                                 $  215,000
                                                                 ==========

All of the properties listed in this paragraph (c) are free and clear of encumbrances. There are no options or contracts related to the sale of any of the properties owned by the Company. The Company intends to hold the residential rental property for income production and also for the possibility of long-term capital gains. Management believes that all properties have adequate insurance coverage. The residential rental property has had vacancies of less than 5% during the last two years.

Item 3.  Legal Proceedings
--------------------------
PRIDE is not party to any material legal proceeding, nor is the Company's property the subject of any material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None during the year ended June 30, 2002.

                  PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
---------------------------------------------------------------------------
     (a) Market Information. The Company's stock began trading in July, 2000 on the OTC Bulletin Board under the symbol
     "PIDV." The first available quotes on the bulletin board appeared in the 3rd quarter of 2000. The prices included below have been obtained from sources believed to be reliable:

                                   Low       High
          Quarters Ended           Bid       Ask
          --------------           ---       ----
          September 30, 2000      2.00       3.00
          December 31, 2000       1.15       2.37
          March 31, 2001          1.15       1.75
          June 30, 2001           1.05       2.00
          September 30, 2001      1.15       1.90
          December 31, 2001       1.01       1.18
          March 31, 2002           .75       1.18
          June 30, 2002            .60       1.50

     (b) Holders. PRIDE has approximately 1,325,000 shares of common stock issued and outstanding as of June 30, 2002, which are held by approximately 418 shareholders. Of such shares, approximately 1,250,000 shares, held by approximately 400 shareholders are eligible for free trading. The remaining shares are restricted shares under Rule 144.

     (c) Dividend Policy. PRIDE has never paid a dividend on its common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the Company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

Item 6.  Management's Discussion and Analysis or Plan of Operations
-------------------------------------------------------------------
     Plan of Operations
     ------------------
     GENERAL

     RESULTS OF OPERATIONS

Year Ended June 30, 2001
------------------------
Revenue for the year ended June 30, 2001 was approximately
$146,000 as compared to revenue of approximately $1,201,000 for the year ended June 30, 2000. The average per month for the year ended June 30, 2001 was approximately $12,000 as compared to approximately $100,000 per month for the year ended June 30, 2000. This decrease resulted in part from more consulting fee income during the period ended June 30, 2000. The Company's interest income decreased principally due to the payoff of several mortgages on properties sold. During the year ended June 30, 2001, the Company had gains from the sale of stock of approximately $15,000. During the year ended June 30, 2000, the Company had gains from the sale of stock of approximately $77,000. Past gains may not necessarily be indicative of future results.

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

Year Ended June 30, 2002
------------------------
Revenue for the year ended June 30, 2002 was approximately
$278,000 as compared to revenue of approximately $146,000 for the year ended June 30, 2001. The average per month for the year ended June 30, 2002 was approximately $23,000 as compared to approximately $12,000 per month for the year ended June 30, 2001. This increase resulted principally from the sale of Vacation Ownership Marketing, the Company's majority owned subsidiary.
The Company's interest income decreased principally due to the paydown of several mortgages on properties sold. During the year ended June 30, 2002, the Company had gains from the sale of stock of approximately $7,000. During the year ended June 30, 2001, the Company had gains from the sale of stock of approximately $15,000. Past gains may not necessarily be indicative of future results.

Operating expenses were approximately $168,000 during the year ended June 30, 2002, and approximately $174,000 during the year ended June 30, 2001. The average per month for the period ended June 30, 2002 was approximately $14,000 as compared to approximately $15,000 per month for the year ended June 30, 2001. Depreciation was approximately $32,000 for the year ended June 30, 2002 as compared to $22,000 for the year ended June 30, 2001, an increase of $10,000 principally from increased depreciation on properties recently acquired. Interest was approximately $300 for the year ended June 30, 2002 as compared to $20,000 for the year ended June 30, 2001, a decrease of $19,700 principally from the payoff of a note payable. Officer's compensation was approximately $37,000 for the year ended June 30, 2002 as compared to $0 for the year ended June 30, 2001, an increase of $37,000. Since officer's compensation is computed on net income before taxes, there was no accrual of officer's compensation during the year ended June 30, 2001. Stock for services was approximately $34,000 for the year ended June 30, 2002 as compared to $0 for the year ended June 30,

2001, an increase of $34,000. Other operating expenses for the year ended June 30, 2002 totaled approximately $64,000 as compared to $82,000 for the year ended June 30, 2001, a decrease of $18,000, principally due to decreased professional fees paid during the year ended June 30, 2002.

Other expenses were approximately $844,000 during the year ended
June 30, 2001, and $0 during the year ended June 30, 2002. The decrease relates to realized losses on marketable securities recorded during the year ended June 30, 2001.

Net income after the provision for income taxes increased from a net loss of approximately $872,000 during the year ended June 30, 2001 to a net income of approximately $127,000 during the year ended
June 30, 2002, an increase of approximately $83,000 per month.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
At June 30, 2001, the Company had an unrestricted cash balance of approximately $534,000. The Company's current assets were approximately $829,000 at June 30, 2001 and its current liabilities totaled approximately $102,000, resulting in net working capital of approximately $727,000, a current ratio of approximately 8.13 to one.

At June 30, 2002, the Company had an unrestricted cash balance of approximately $389,000. The Company's current assets were approximately $961,000 at June 30, 2002 and its current liabilities totaled approximately $98,000, resulting in net working capital of approximately $863,000, a current ratio of approximately 9.81 to one. Working capital increased by approximately $136,000 from June 30, 2001 to June 30, 2002.

     FINANCIAL POSITION
     ------------------
Stockholders' equity totaled approximately $2,339,000 at June 30, 2002 as compared to approximately $2,101,000 at June 30, 2001, an increase of approximately $238,000. This increase resulted from net income of approximately $127,000, stock issued at approximately $35,000 and appreciation of marketable securities of approximately $76,000.

Management has not made any commitments which will require any material financial resources in excess of resources now available to the Company.


     Subsequent Events
     -----------------
None

     Forward-Looking Statements
     --------------------------
Certain statements concerning the Company's plans and intentions included herein constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act.

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

Item 7.  Financial Statements
-----------------------------
Please see pages F-1 through F-16.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------
There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in the Company's independent accountants.


                             PART III
                             --------
Item 9.  Directors, Executive Officers, and Control Persons
-----------------------------------------------------------
The directors and officers of PRIDE are as follows:

NAME                   AGE    POSITION(S)                     TENURE
----                   ---    -----------                     ------
Michael L. Schumacher   53   President and Director    May 1, 1995 to present

George A. Powell        75   Vice President and        May 1, 1995 to present
                             Director

Michael L. Schumacher has been a director and president of PRIDE since May 1, 1995. He also has been president and director of the Company's wholly-owned subsidiaries: Birch Branch, Inc. since
1996, Pride Equities, Inc., formerly TakeItPublicNow.com, Inc., since 1997, and Pride, Inc., Pride Holdings, Inc., Pride Investments, Inc. and Pride Lending, Inc. since 2001. Mr. Schumacher was also vice president and director of Vacation Ownership Marketing, Inc., an approximate 61% owned subsidiary of the Company, until the
Company's interest was sold during September 2001.   Mr.
Schumacher was previously, until September 23, 1999, a director and president of Rocky Mountain Power Co., which was a public company and formerly the 100% parent company of PRIDE. Mr. Schumacher was previously, until 1995, a director and president of Universal Capital Corporation and High Hopes, Inc., both public reporting companies. Universal Capital Corporation was an inactive public shell and High Hopes, Inc. was a real estate investment company while Mr. Schumacher was serving as president and director. Mr. Schumacher is the director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a bachelors degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

George A. Powell has been a director and vice president of PRIDE since May 1, 1995. He also has been secretary and director of the Company's wholly-owned subsidiaries: Birch Branch, Inc. since
1996, Pride Equities, Inc., formerly TakeItPublicNow.com, Inc.
since 1997, and Pride, Inc., Pride Holdings, Inc., Pride Investments, Inc. and Pride Lending, Inc. since 2001. Mr. Powell was also secretary and director of Vacation Ownership Marketing, Inc., an approximate 61% owned subsidiary of the Company until sold in
September 2001.   He also was a director and vice president of
Rocky Mountain Power Co. until September 23, 1999. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

Item 10.  Executive Compensation
--------------------------------
Mr. Schumacher's compensation for the years ended June 30, 2002 and 2001, was $36,501 and $0, respectively. Mr. Schumacher was also granted an option to acquire 400,000 shares of the Company's common stock at $1.75 per share exercisable at any time through June 30, 2002. These options were canceled effective June 1, 2001. During the year ended June 30, 2001, the Company distributed
346,925 shares of its Vacation Ownership stock valued at $6,279 to its President and 25,000 shares valued at $456 to its Vice-president. There was no other compensation paid to any officer of PRIDE.

     Board of Director Meetings and Committees
     -----------------------------------------
The Board of Directors held no meetings during the year ended June 30, 2002, but entered into various consent resolutions in lieu of meetings.

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

     Summary Compensation Table
     --------------------------
The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2002.


                    Annual Compensation    Long-Term Compensation
                    -------------------    ----------------------
                                               Awards             Payouts
                                               ------             -------
                                   Other
                                  Annual  Restricted
             Year                 Compen-   Stock     Options/      LTIP
Name &       Ended                sation   Award(s)     SARs       Payouts
Principal   June 30   Salary($)   Bonus($)   (%)        (#)          ($)
Position
---------   -------  ---------    --------  ------   ---------     -------
Michael L.
Schumacher   2000     $28,288     $     -    $  -      400,000     $   -
Michael L.
Schumacher   2001     $     -     $ 6,279    $  -            -     $   -
Michael L.
Schumacher   2002     $36,501     $     -    $  -            -     $   -
George A.
Powell       2001     $     -     $   453    $  -            -     $   -
George A.
Powell       2002     $     -     $     -    $  -            -     $   -
                                       <FN2>             <FN1>

<FN1>  Mr. Schumacher was granted an option to acquire 400,000 shares of the
Company's common stock at $1.75 per share at any time through June 30, 2002. These options were canceled June 1, 2001.

<FN2>  Mr. Schumacher received 346,925 shares of Vacation Ownership stock from the Company as compensation during the year ended June 30, 2001. It had a fair market value of $6,279 at the time of the transfer.

Mr. Powell received 25,000 shares of Vacation Ownership stock from the Company as compensation during the year ended June 30, 2001. It had a fair market value of $453 at the time of the transfer.



     Compensation of Directors
     -------------------------
There was no other compensation paid to any director of PRIDE for the years ended June 30, 2000, 2001 and 2002.

     Employment Agreements
     ---------------------
None

     Long-Term Incentive Plan
     ------------------------
None

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of June 30, 2002:

Name and Address               Amount and Nature of Beneficial Ownership
of Beneficial Holder        Shares         Options        Total      Percent
--------------------        ------         -------        -----      -------
Michael L. Schumacher (1)   682,870           -          682,870     51.537%
2525 Fifteenth Street,
Suite 3H
Denver, CO   80211

Terry and Susan R. Seipelt  127,618           -          127,618      9.632%
631 N. High Street
Hillsboro, OH   45133

Harold L.  Morris     (2)   412,280           -          412,280     31.115%
4 Harbor Pointe
Corona del Mar, CA   92625

Ben and Percy Trujillo      132,390           -          132,390      9.992%
6124 S. Filbert Court
Littleton, CO 80121

George A. Powell                670           -              670      0.051%
Vice President and Director
7333 S. Fillmore Circle
Littleton, CO 80122

Peter and Ann Porath         46,348           -           46,348      3.498%
12773 Forest Hill Blvd.
#209
Wellington, FL 33414

Officers and directors      683,540           -          683,540     51.588%
as a group (1)

(1) Michael L. Schumacher owns 3,800 shares individually. In addition, Mr. Schumacher, President and Director of PRIDE is the sole beneficiary of the Schumacher & Associates, Inc. Money Purchase Plan & Trust (Schumacher Plan) which owns 519,149 shares of PRIDE. Shares owned by the Schumacher Plan are considered to be beneficially owned by Mr. Schumacher. Mr. Schumacher's beneficial ownership also includes the following shares owned by certain relatives of Mr. Schumacher:

          Owner                    Relationship             Number of Shares
       -------------              --------------            ----------------
      Jada Schumacher                 Daughter                     1,024
      Spencer Schumacher                Son                        1,024
      Quinn Schumacher                  Son                        1,024
      Ralph and Alma Schumacher       Parents                        366

      Roberta and Timothy Weiss  Sister and her Spouse               328
      Constance and Gary Novak   Sister and her spouse               328
      Cynthia Schumacher              Sister                         328
                                                                   -----
          Total                                                    4,422

Mr. Schumacher disclaims beneficial ownership of an additional 153,406 shares held by the Plan as collateral for promissory notes totaling approximately $385,000 including accrued interest at June 30, 2002. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2002. Failure to collect the note balances and accrued interest at that time would result in the Schumacher Plan obtaining ownership of the 153,406 additional shares. Therefore, the beneficial schedule above includes these shares.

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
                                                         ======

Mr. Morris disclaims beneficial ownership of an additional 136,444 shares held by Mr. Morris, or entities controlled by him, as collateral for promissory notes, totaling approximately $345,000 including accrued interest at June 30, 2002. The promissory notes are nonrecourse, bear interest at 8% per annum and are totally due January 6, 2002. Failure to collect the note balances and accrued interest would result in Mr. Morris, or entities controlled by him, obtaining ownership of the additional 136,444 shares. Therefore, the beneficial schedule above includes these shares.

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------
To the best knowledge of the Company, all beneficial ownership reports of officers, directors and holders of 10% of the Company's common stock have been filed on timely reports.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
None during the years ended June 30, 2002 and 2001, except transfer of Vacation Ownership stock during the year ended June
30, 2001 to its President with a fair market value of $6,279 and to its Vice-President with a fair market value of $453 for compensation, and furnishing of minimal temporary living space in Company owned property, primarily for the convenience of the Company, with a fair market value of less than $300 per month.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a)  Exhibits

          Exhibit               Description
          Number
          ------      -------------------------------
           2.1        Agreement dated September 24,
                      1999 between Rocky Mountain
                      Power Co. and MPEG Super Site,
                      Inc. (Incorporated by reference to
                      Exhibit 99.10 (A) of the Company's
                      Registration Statement on Form 10-
                      SB, filed January 3, 2000).

           3.(i)      The Company's Articles of
                      Incorporation, as currently in effect,
                      which define the rights of holders of
                      the equity securities being registered.
                      (Incorporated by reference to Exhibit
                      99.3 (I) of the Company's
                      Registration  Statement on Form 10-
                      SB, filed January 3, 2000).

            3.(ii)    The Company's Bylaws, as currently
                      in effect, which define the rights of
                      holders of the equity securities being
                      registered. (Incorporated by reference
                      to Exhibit 99.3 (II) of the Company's
                      Registration Statement on Form SB-
                      10-SB, filed January 3, 2000).

(b)  Reports on Form 8-K

No current reports on Form 8-K were filed during the year ended June 30, 2002.


Item 14.  Controls and Procedures
          -----------------------
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of September 12, 2002, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                  INDEX TO FINANCIAL STATEMENTS

          PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                  AND CONSOLIDATED SUBSIDIARIES



                       FINANCIAL STATEMENTS


                      June 30, 2002 and 2001


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


We have audited the accompanying consolidated balance sheets of Prime Rate Income & Dividend Enterprises, Inc. and Consolidated Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Prime Rate Income & Dividend Enterprises, Inc. and Consolidated Subsidiaries as of June 30, 2002 and June 30, 2001, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended June 30, 2002 and June 30, 2001, in conformity with generally accepted accounting principles in the United States of America.




Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd.
Wheat Ridge, Colorado   80033

September 26, 2002

           PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   June 30,       June 30,
                                                     2002           2001
                                                 -----------   ------------
Current Assets:
  Cash                                           $   389,397   $   533,724
  Mortgage notes receivable, current portion
   (Note 3)                                           51,502        42,677
  Note receivable, current portion                   260,719        10,465
  Advances, related party                                  -        86,500
  Investment in marketable securities                230,100       147,963
  Income tax receivable                               17,542             -
  Other                                               12,159         7,833
                                                 -----------    ----------
    Total Current Assets                             961,419       829,162

Real estate, net of accumulated depreciation of
 $47,351 and $26,734 at June 30, 2002 and 2001       777,716       526,808
Equipment and furnishings, net of accumulated
 depreciation of $13,243 and $4,340 at June 30,
 2002 and 2001                                        51,494        20,973
Transportation equipment, net of accumulated
 depreciation of $15,000 and $12,125 at June 30,
 2002 and 2001                                             -         2,875
Mortgage notes receivable, net of current
 portion (Note 3)                                    530,835       572,050
Advances receivable, related party                   115,513             -
Note receivable, net of current portion                    -       251,754
                                                 -----------   -----------
TOTAL ASSETS                                     $ 2,436,977   $ 2,203,622
                                                 ===========   ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $     5,111   $    43,217
  Notes payable, current portion (Note 2)                  -         7,526
  Income taxes payable (Note 5)                            -        43,504
  Deferred taxes payable                              45,700             -
  Unearned revenue                                    23,714             -
  Accrued expenses and other                          23,509         8,005
                                                 -----------   -----------
    Total Current Liabilities                         98,034       102,252

TOTAL LIABILITIES                                     98,034       102,252
                                                 -----------   -----------
Stockholders' Equity:
  Preferred stock, $10.00 par value, 10,000,000
   shares authorized, none issued & outstanding            -             -
  Common stock, no par value, 200,000,000
   shares authorized, 1,325,000 and 1,304,984
    shares issued and outstanding at June 30,
    2002 and 2001                                  2,050,036     2,015,610
  Other comprehensive income (loss)                   76,100             -
  Retained earnings                                  212,807        85,760
                                                 -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                         2,338,943     2,101,370
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,436,977   $ 2,203,622
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended    Year Ended
                                                    June 30,      June 30,
                                                      2002          2001
                                                   ----------    ---------
Revenue:
  Consulting income                               $   10,800   $         -
  Rent income                                         18,050         6,050
  Interest income                                     79,946       102,605
  Dividend income                                          -        21,936
    Gain on sale of majority owned subsidiary        161,755             -
  Gain on sale of stock                                6,994        15,340
                                                  ----------   -----------
                                                     277,545       145,931
                                                  ----------   -----------
Expenses:
  Depreciation                                        32,395        21,881
  Interest                                               349        19,654
  Officer's compensation                              36,501             -
  Option compensation                                      -        50,650
  Professional fees                                    1,646        20,677
  Audit and accounting                                30,173        28,691
  Stock for services                                  34,426             -
  Other                                               32,550        32,755
                                                  ----------   -----------
                                                     168,040       174,308
                                                  ----------   -----------
Operating Income (Loss)                              109,505       (28,377)

Other Expense:
  Realized loss on marketable securities                   -       843,730
                                                  ----------   -----------
Net income (loss) before provision
 for income taxes                                    109,505      (872,107)
                                                  ----------   ------------
Provision for income taxes (Note 5):
  Current                                             29,297        43,504
  Deferred                                           (29,297)      (43,504)
  (Benefit) from tax operating loss carryback        (17,542)            -
                                                  -----------  -----------
                                                     (17,542)            -
                                                  -----------  ------------
Net income (loss)                                 $  127,047   $  (872,107)
                                                  ===========  ============
Per Share                                         $      .10   $      (.67)
                                                  ===========  ============
Weighted Average Shares
 Outstanding                                       1,314,992     1,304,984
                                                  ===========  ============

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

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                        AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   From July 1, 2000 through June 30, 2002

                                           Other
                Common        Stock     Comprohensive    Retained
              No./Shares      Amount    Income (Loss)    Earnings   Total
              ----------     --------    -------------   --------   -----
Balance at
July 1, 2000   1,304,984    $1,964,960   $ (319,043)   $ 957,867  $2,603,784

Depreciation
of marketable
securities             -             -     (524,687)           -    (524,687)


Realization of
depreciation
of marketable
securities             -             -      843,730            -     843,730


Options
granted                -        50,650            -            -      50,650


Net (loss) for
the year ended
June 30, 2001          -             -            -     (872,107)   (872,107)
              ----------    ----------   ----------    ----------  ----------


Balance at
June 30, 2001  1,304,984     2,015,610            -       85,760   2,101,370


Issuance of
stock for
services          20,016        34,426            -            -      34,426

Appreciation
of marketable
securities             -             -       76,100            -      76,100


Net income for
the year ended
June 30, 2002          -             -            -      127,047     127,047
               ---------     ---------    ---------    ---------  ----------

Balance at
June 30, 2002  1,325,000    $2,050,036    $  76,100    $ 212,807  $2,338,943
               =========    ==========    =========    =========  ==========



The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended     Year ended
                                                    June 30,       June 30,
                                                      2002           2001
                                                   ----------     ----------
Cash Flows Operating Activities:
  Net Income (loss)                                $   127,047  $ (872,107)
  Depreciation                                          32,395      21,881
  Increase (decrease) in income taxes payable          (43,504)    (74,447)
(Decrease) in deferred income taxes payable                  -     (43,504)
(Decrease) in accounts payable, accrued
   expenses and other                                  (22,602)    (29,611)
Increase in income tax receivable                      (17,542)          -
  Stock issued for services                             34,426      17,084
Stock received for services                            (10,800)          -
Stock received for rent                                (35,714)          -
Increase in deferred revenue                            23,714           -
  (Gain) on sale of assets                              (6,994)    (15,340)
  Realized loss on marketable securities                     -     843,730
  Option compensation                                        -      50,650
  Other                                                 (7,839)     (1,724)
                                                   ------------  ----------
Net Cash Provided by (Used in) Operating Activities     72,587    (103,388)
                                                   -----------   ----------
Cash Flows from Investing Activities:
  Sale of marketable securities                         96,684     339,974
  (Investment) in equipment and furnishings            (39,424)    (20,513)
  (Investment) in property                            (271,525)     (2,121)
  Advances, related party                               86,500     (86,500)
Investment in note receivable, related party          (115,513)          -
  Collection of notes receivable                         1,500      56,430
  Collection of mortgage notes receivable               32,390     142,962
  Other                                                 (4,143)          -
                                                   ------------   --------
Net Cash Provided by (Used in) Investing Activities   (213,531)    430,232
                                                   ------------   --------
Cash Flows from Financing Activities:
  (Repayment) of notes payable                          (7,526)    (10,578)
  (Repayment) of loan from bank                              -    (196,932)
                                                   ------------   ---------
Net Cash Provided by (Used in) Financing Activities     (7,526)   (207,510)
                                                   ------------   ---------
Increase (decrease) in Cash                           (148,470)    119,334

Cash, Beginning of Period                              533,724     414,390
                                                   -----------  ----------
Cash, End of Period                                $   385,254  $  533,724
                                                   ===========  ==========
Interest Paid                                      $       349  $   19,654
                                                   ===========  ==========
Income Taxes Paid                                  $    43,504  $  117,951
                                                   ===========  ==========

The accompanying notes are an integral part of the financial statements.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(1)  Summary of Accounting Policies
     ------------------------------
        This summary of significant accounting policies of Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) and its wholly-owned subsidiaries, Birch Branch, Inc., Pride Equities, Inc., Pride, Inc., Pride Holdings, Inc., Pride Investments, Inc., Pride Lending, Inc. and 50% owned Commonwealth Equities, Inc. (CEI), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. CEI is an inactive public company seeking a business combination candidate.

        (a)  Organization and Principles of Consolidation
             --------------------------------------------
             The consolidated financial statements include the accounts of the companies listed above for the two years ended June 30, 2002 or since the date of acquisition, if less than two years prior to June 30, 2002. The Company is principally in the investment business. All intercompany account balances have been eliminated in the consolidation. The Company has selected June 30 as its year end.

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

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
        (d)  Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
     (g)     Provision for Deferred Income Taxes
             -----------------------------------
             Timing differences exist related to recognition of gains on sale of real estate for income tax purposes and financial reporting purposes. Timing differences also existed at June 30, 2000 related to recognition of income received in the form of restricted stock for services. The Company provided a deferred income tax provision for these timing differences at June 30, 2000. At June 30, 2002, the Company had $303,043 of realized capital losses for accounting purposes, which are not allowed as capital losses for income tax purposes resulting in potential tax benefits totaling approximately $112,000, which may be used to offset future capital gains during the five years following the year of disposition of the capital assets. In addition, at June 30, 2002, the Company had installment gain income of approximately $47,000 less deferred tax of $16,000 and had unrealized appreciation on marketable securities of approximately $122,000 less deferred taxes of approximately $46,000, which are not taxable for income tax purposes, resulting in potential tax liabilities. The potential net tax benefit at June 30, 2002 totals approximately $50,000. Due to the uncertainty of the Company's ability to utilize capital loss carryovers, a valuation allowance of $50,000 has been provided. Therefore, at June 30, 2002, the financial statements include no provisions for deferred tax assets.

     (h)     Revenue Recognition Policy
             --------------------------
             The Company's revenue was principally generated from various phases of one revenue producing stream from various real estate transactions. Management's policy with respect to long-lived assets is to review them periodically, and at least quarterly, to determine if there is any impairment. At June 30, 2002, management believes there is no impairment in the value of any long-lived assets. The Company recognizes interest income from mortgage notes receivable on a daily pro-rata basis. From time to time, the Company will acquire real estate to be held for longer term investment purposes. If the property is an improved property, the Company rents the property under short-term leases and recognizes rental income on a daily pro-rata basis. The Company also has acquired certain residential lots, with the total approximate carrying value of $81,000, with the intention of holding these lots for future appreciation. Consulting income is recognized as earned when the services are performed and the amounts are collectible.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(2)  Notes Payable
     -------------
        As of June 30, 2001 the Company had outstanding $7,526 on a note payable bearing interest at 15%. This note was not collateralized by any assets of the Company and was paid in full during the year ended June 30, 2002.

(3)  Concentration of Credit Risk
     ----------------------------
        The Company's material concentration of credit risk consists principally of investments in mortgage loans. The Company's investments in mortgage loans are collateralized principally by first or second deeds of trust on real estate located primarily in
        Colorado, Arizona and California.   At June 30, 2002, the Company had
        sixteen mortgage loans receivable from one individual totaling approximately $477,088. The individual's loans as a percentage of value were approximately 100% at the time of sale but, as additional collateral for the loans receivable from this individual, the Company
        has a junior lien on another property owned by this individual.   The
        weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2002, the Company had a concentration of credit risk since it had temporary cash investments in bank accounts totaling $76,237 in excess of the FDIC insured amounts.

(4)  Fair Value Financial Instruments
     --------------------------------
        As of June 30, 2002, the Company had various investments in long term mortgage notes receivable and was obligated under various mortgage notes payable. Management believes that the fair value of these financial instruments does not materially differ from the carrying value of these notes based upon discounting at current market rates of interest.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(5)  Income Taxes
     ------------
        A reconciliation between the expected income tax provision computed at a federal statutory rate of 39% and the actual income tax provision follows:
                                                        Year         Year
                                                       Ended        Ended
                                                      June 30,     June 30,
                                                        2002         2001
                                                     ----------   ----------
         Expected income tax                         $   42,707   $        -
         Graduated tax brackets                         (16,750)           -
         State tax net of federal benefit                 3,340            -
         Benefit of capital loss carryover              (29,297)           -
         Benefit of carryback of tax operating loss     (17,542)           -
                                                     -----------  ----------
                                                     $  (17,542)  $        -
                                                     ===========  ==========
         The change in the deferred tax liability for the year ended June 30, 2001 was an increase of $45,700. The change in the deferred tax liability for the year ended June 30, 2001 was a decrease of $296,862.

(6)   Consulting Income
      -----------------
         During the year ended June 30, 2001, the Company earned $10,800 in consulting fee income related to providing consulting services to companies interested in being able to trade their stock publicly. The Company records consulting fee income equal to the closing trading price on the date of receipt of free trading securities and 90% of the trading price for restricted securities.

(7)   Marketable Equity Securities
      ----------------------------
         In accordance with the Statement of Financial Accounting Standards number 115, investments in securities may be classified in these categories:

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

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(7)   Marketable Equity Securities, Continued
      ---------------------------------------
         At June 30, 2002, the Company had available for sale security investments in the following companies:

                      Name                                 Exchange
             -----------------------------                 --------
             GoOnline Networks Corporation                  OTCBB
             MPEG Super Site, Inc. (MMFS)                   OTCBB


                                      Total                   Total
               Total               Market Value             Unrealized
           Recorded Cost          June 30, 2002            Appreciation
           -------------          -------------            ------------
            $  108,300             $   230,100              $   121,800

            Provision for Deferred Income Taxes                 (45,700)
                                                            -----------
            Unrealized appreciation, net of
            deferred income taxes                           $    76,100
                                                            ===========
         During the fourth quarter of the year ended June 30, 2001, the company determined that the depreciation in value of the marketable securities was other than temporary and recorded a realized loss on these securities totaling $1,122,004, net of deferred taxes previously provided of $278,274, resulting in a loss of $843,730.

(8)   Comprehensive Income
      --------------------
         The components of comprehensive income, net of related tax for the years ended June 30, 2002 and 2001 are as follows:

                                                   Years Ended June 30
                                                  2002              2001
                                               ---------        -----------
         Net income (loss)                     $ 127,047        $ (821,457)
         Unrealized appreciation on
         available-for-sale securities,
         net                                      76,100                 -
                                               ---------         ----------
         Comprehensive Income (Loss)           $ 203,147         $(821,457)
                                               =========         ==========

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(9)   Management Agreement
      --------------------
         On March 31, 2000, the Company's Board of Directors agreed to enter into a management agreement whereby the Company's President through an entity owned by him would be compensated for services in an amount equal to 25% of the Company's net income before income taxes commencing April 1, 2000 on net income earned after March 31, 2000. For the year ended June 30, 2002, the Company incurred $36,501 in management fees. This agreement may be terminated at any time without notice by any officer of the Company.

(10)  Stock Issued for Services
      -------------------------
         On August 20, 2001, the Company issued 15,000 shares of its common stock for consulting services valued at $1.75 per share. On June 24, 2002, the Company issued 5,016 shares of its common stock for consulting services valued at $1.63 per share. None of the shares were issued to officers or directors of the Company.

(11)  Stock-Based Compensation
      ------------------------
         Stock options
         -------------
         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
         25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expenses is recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

         The Company's Board of Directors has granted non-qualified stock options to officers and stockholders of the Company. The following is a summary of activity under these stock option plans for the years ended June 30, 2002 and 2001.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(11)  Stock-Based Compensation, Continued
      -----------------------------------
                                                              Weighted
                                               Non-           Average
                                Employee     Employee         Excercise
                                Options      Options            Price
                               ---------    ---------        ----------
Options Outstanding,            400,000      400,000         $     2.50
June 30, 2000
   Granted                      400,000      400,000         $     1.75
   Exercised                       -            -            $      -
   Canceled                    (800,000)    (800,000)        $    (2.13)
                               ---------    ---------        -----------

Options Outstanding,               -            -                   -
June 30, 2001
   Granted                         -            -                   -
   Exercised                       -            -                   -
   Canceled                        -            -                   -
                               ---------    ---------        -----------
Options Outstanding,               -            -            $      -
June 30, 2002
                               =========    =========        ===========


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

Pro Forma Stock-Based Compensation Disclosures
----------------------------------------------
     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for the awards, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(11)    Stock-Based Compensation, continued
        -----------------------------------




                                                        Year Ended June 30,
                                                       2002            2001
                                                   ----------        --------

Net income (loss) applicable to common stockholders
        As reported                                 $ 127,047       $(872,107)
        Pro forma                                   $ 127,047       $(922,757)
Net income (loss) per common share
        As reported                                 $     .10       $    (.67)
        Pro forma                                   $     .10       $    (.71)


     The fair value of each employee option granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:




                                            Year Ended       Year Ended
                                             June 30,          June 30,
                                               2002              2001
                                            ----------       ----------
                  Expected                       -              140%
                    volatility
                  Risk-free                      -             5.75%
                    interest rate
                  Expected                       -              -
                    dividends
                  Expected terms                 -             1.45
                    (in years)

(12)    Related Party Transactions
        --------------------------
        On January 31, 2000, the Company's President exchanged his interest in two loft residential/commercial condominium units in Denver, Colorado as partial repayment of amounts owed to the Company. The President acquired these units on January 28, 2000 and exchanged the units at his cost at $311,105 with a mortgage assumed of approximately $200,000, resulting in a debt repayment of $110,901 to the Company. These units are used principally for the Company's office and as temporary living accommodations for Company personnel and independent contractors that perform services for the Company. One of the units is also used as the part time office of the Company's President's accounting business.

        During the year ended June 30, 2001, the Company distributed 973,356 shares of its Vacation Ownership stock to various individuals, including 346,925 shares to its President and 25,000 shares to its Vice-president.

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002 and 2001

(12)    Related Party Transactions, Continued
        -------------------------------------
        During December 2001, the Company purchased a residential property in the Los Angeles, California metropolitan area. Initial cost and furnishings subsequently purchased totaled approximately $336,000. During March 2002, the Company's President received 1,190,475 shares of Go Online Networks (GONT) stock recorded at market value at that time of $35,714, which were assigned to the Company to prepay rent on use of the property. During June 2002, the Company sold these shares for $32,426, recognizing a loss of $3,288. The $35,714 value of the GONT shares received is being amortized at $2,000 per month, commencing January 1, 2002.

        During the years ending June 30, 2001 and 2002, the Company advanced $86,500 and $29,013, respectively, to the President of its 50% owned subsidiary Commonwealth Equities, Inc. The total receivable of $115,513 at June 30, 2002 is uncollateralized, bears no interest and has no written repayment terms.

(13)    Fourth Quarter Adjustment
        -------------------------
        During the fourth quarter of the year ended June 30, 2001, the Company determined that the depreciation in value of the marketable securities was other than temporary and recorded a realized loss on these securities totaling $1,122,004, net of deferred taxes previously provided of $278,274, resulting in a loss of $843,730.

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

(14)    Sale of Majority owned Subsidiary
        ---------------------------------
        During September 2001, the Company sold its interest in its 61% majority owned subsidiary, Vacation Ownership for a gain of approximately $150,000.
                                  F-16

                        SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




(REGISTRANT)                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.


(Date)                      October 08, 2002
BY(Signature)               By   /s/ Michael L. Schumacher
(Name and Title)            Michael L. Schumacher
                            President, Chief Executive Officer and
                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:




BY(Signature)                          /s/ Michael L. Schumacher
(Date)                                 October 8, 2002
(Name and Title)                       Michael L. Schumacher
                                       and Chief Financial Officer



BY(Signature)                          /s/ George A. Powell
(Date)                                 October 8, 2002
(Name and Title)                       George A. Powell
                                       Vice President and Director

                    CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Prime Rate Income & Dividend Enterprises, Inc. (the "Corporation") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
L. Schumacher, President, Chief Executive Officer and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.



-----------------------------------------------------------------------

BY(Signature)                /s/Michael L. Schumacher
(Name and Title)             Michael L. Schumacher, President, Chief
                             Executive Officer and Chief Financial Officer
(Date)                       October 8, 2002

                     CERTIFICATION PURSUANT TO
             18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Schumacher, Chief Executive Officer of Prime Rate Income & Dividend Enterprises, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Prime
Rate Income & Dividend Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Date)                                   October 8, 2002



BY(Signature)                            /s/ Michael L. Schumacher
(Name and Title)                         Michael L. Schumacher, Chief
                                         Executive Officer