Form 10QSB
period 2002-09-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2002-10-28
CIK 1095963

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         September 30, 2002
                             ------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.

For the transition period from                   to

Commission File Number            0-27513
                                  -------
             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Colorado                                 84-1308436
     ------------------------------                    --------------
    (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization                  Identification No.)

             2525 Fifteenth Street, Suite 3H, Denver, CO   80211
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

                          [   ] Yes [   ] No

      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2002, Registrant had 1,325,000 shares of common stock, $1.00 par value, outstanding.

                      INDEX


                                                              Page
                                                             Number
                                                             ------
Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of
                 September 30, 2002 (Unaudited) and
                 June 30, 2002                                  2

               Consolidated Statements of Income,
                 Three Months Ended September 30, 2002
                 and September 30, 2001 (Unaudited)             3

               Consolidated Statements of Cash Flows,
                 Three Months Ended September 30, 2002
                 and September 30, 2001 (Unaudited)             4

          Notes to Consolidated Financial Statements            5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     9

Part II.  Other Information                                    11

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS


                                   ASSETS
                                              September 30,   June 30,
                                                 2002           2002
                                               (Unaudited)    (Note 1)
                                              ------------    --------
Current Assets:
  Cash                                       $   407,782  $    389,397
  Mortgage notes receivable, current portion      51,884        51,502
  Note receivable, current portion               260,719       260,719
  Advances, related party                              -             -
  Investment in marketable securities            103,500       230,100
  Income tax receivable                           17,542        17,542
  Other                                           12,586        12,159
                                             -----------   -----------
    Total Current Assets                         854,013       961,419

Real estate, net of accumulated depreciation
 of $53,788 at September 30, 2002 and $47,351
 at June 30, 2001                                761,807       777,716
Equipment and furnishings, net of accumulated
 depreciation of $16,303 at September 30,
 2002 and $13,243 at June 30, 2001                50,826        51,494
Transportation equipment, net of accumulated
 depreciation of $15,000 at September 30,
 2002 and June 30, 2001                                -             -
Mortgage notes receivable, net of current
 portion                                         521,303       530,835
Advances receivable, related party               115,513       115,513
                                              ----------    ----------
TOTAL ASSETS                                  $2,303,462    $2,436,977
                                              ==========    ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable                         $       2,592    $    5,111
  Deferred taxes payable                               -        45,700
  Unearned revenue                                17,714        23,714
  Accrued expenses and other                      25,022        23,509
                                           -------------    ----------
    Total Current Liabilities                     45,328        98,034

TOTAL LIABILITIES                                 45,328        98,034
                                           -------------    ----------
Stockholders' Equity:
  Preferred stock, $10.00 par value,
   10,000,000 shares authorized, none
   issued & outstanding                                -             -
 Common stock, no par value, 200,000,000
   shares authorized, 1,325,000 shares
   issued and outstanding                      2,050,036     2,050,036
  Other comprehensive income (loss)               (4,800)       76,100
  Retained earnings                              212,898       212,807
                                             ------------ ------------
TOTAL STOCKHOLDERS' EQUITY                     2,258,134     2,338,943
                                             ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 2,303,462  $  2,436,977
                                             ===========  ============

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                    Three Months Ended
                                              September 30,   September 30,
                                                   2002           2001
                                              -------------   -------------
Revenue:
  Consulting income                          $         -     $   10,800
  Rent income                                      8,200          1,650
  Interest income                                 15,252         31,214
  Gain on sale of stock                                -         16,350
  Gain on sale of majority owned subsidiary            -        162,205
                                             -----------     ----------
                                                  23,452        222,219
                                             -----------     ----------
Operating Expenses:
  Depreciation                                     9,497          5,831
  Officer's compensation                               -         42,332
  Interest                                             -            349
  Contract services                                  447          2,516
  Auditing and accounting                          7,116         11,419
  Stock issued for services                            -         26,250
  Property expenses                                3,793          2,984
  Other                                            2,508          3,542
                                             -----------     ----------
                                                  23,361         95,223
                                             -----------     ----------
Net income before provision
 for income taxes                                     91        126,996

Provision for income taxes                             -        36,467
Less deferred taxes                                    -             -
                                             -----------     ---------
                                                       -        36,467

Net income                                   $        91    $   90,529
                                             ===========    ==========
Per Share                                    $       nil    $      .07
                                             ===========    ==========
Weighted Average Shares Outstanding            1,325,000     1,319,984
                                             ===========    ==========

The accompanying notes are an integral part of the financial statements.

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                September 30,    September 30,
                                                    2002             2001
                                                -------------    -------------
Cash Flows Operating Activities:
 Net income                                    $          91  $    90,529
  Adjustment to reconcile net (loss to net
       cash provided  by operating activities:
    Depreciation                                       9,497        5,831
    Increase (decrease) in income taxes payable            -       (7,037)
    Increase (decrease) in accounts payable and
     accrued expenses                                 (1,006)     (13,263)
   Increase in management fees, related party              -       14,044
    (Increase) in receivable, broker                       -      (35,000)
    Stock issued for services                              -       26,250
    Decrease in advances, related party                    -       86,500
    Decrease in unearned revenue                      (6,000)           -
    Other                                               (427)      (1.959)
                                               --------------  -----------
Net Cash Provided by Operating Activities              2,155      165,895
                                               -------------   ----------
Cash Flows from Investing Activities:
 (Investment) in equipment and furnishings            (1,570)       (1,757)
 (Investment) in property                                  -       (17,500)
Insurance proceeds from investment                     8,650             -
(Investment) in mortgage notes receivable                  -             -
 Collection of mortgage notes receivable               9,150         7,466
 (Investment) in note receivable                           -      (125,000)
                                               -------------   ------------
Net Cash Provided by (Used in) Investing
 Activities                                           16,230      (136,791)
                                               -------------   ------------
Cash Flows from Financing Activities:
 (Repayment of) notes payable                              -        (7,526)
                                               -------------   ------------
Net Cash (Used in) Financing Activities                    -        (7,526)
                                               -------------   ------------
Increase in Cash                                      18,385        21,578

Cash, Beginning of Period                            389,397       533,724
                                               -------------   -----------
Cash, End of Period                            $     407,782       555,302
                                               =============   ===========
Interest Paid                                  $           -   $       349
                                               =============   ===========
Income Taxes Paid                              $           -   $    43,505
                                               =============   ===========

The accompanying notes are an integral part of the financial statements.

             PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                     AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002
                               (Unaudited)

(1)  Condensed Financial Statements
-----------------------------------
        The financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. (Company)
        without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Prime Rate Income
        & Dividend Enterprises, Inc. believes that the disclosures are adequate to make the information presented not misleading.
        These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB which included audited financial statements and notes thereto for the year ended June 30, 2002,
        filed with the Securities and Exchange Commission.   While
        management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Prime Rate Income & Dividend Enterprises, Inc. later in the year.

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

               PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2002
                              (Unaudited)

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

              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                      AND CONSOLIDATED SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002
                               (Unaudited)

(6)  Marketable Equity Securities, continued
--------------------------------------------
        c) Available for sale securities are securities not classified as held-to-maturity or trading. These securities are valued at market with unrealized gains or losses recorded in stockholder's equity.

        At September 30, 2002, the Company had available for sale security investments in the following companies:

             Name                                  Exchange
      ------------------------------------         --------
      GoOnline Networks Corporation (GONT)           OTCBB
      Modern MFG Services, Inc. (MMFS)               OTCBB

                                 Total                Total
              Total           Market Value          Unrealized
          Recorded Cost    September 30, 2002      Depreciation
          -------------    ------------------      ------------
          $   108,300        $    103,500          $    (4,800)

Provision for Deferred Income Taxes                          -
                                                   ------------
Unrealized depreciation, net of
 deferred income taxes                             $    (4,800)
                                                   ============
(7)  Comprehensive Income
-------------------------
        Comprehensive income and its components for the three months ended March 31, 2002 and 2001 are presented below:

                                                    Three months ended
                                                       September 30,
                                                     2002          2001
                                                     ----          ----
      Net income                                $         91   $    90,529

      Other comprehensive income(loss):
         Unrealized appriciation(depreciation)
            on marketable securities, net of
            deffered income tax                       (4,800)      112,395
                                                -------------  -----------
      Total comprehensive income(loss)          $     (4,709)  $   202,924
                                                =============  ============

                PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002
                               (Unaudited)

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

The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended September 30, 2002 and 2000, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations
---------------------
Revenue for the three month period ended September 30, 2002 decreased from the three month period ended September 30, 2001 as follows:

                                          2002         2001       Decrease
                                        --------    ---------    ----------
Three Months Ended September 30,        $ 23,452    $ 222,219    $(198,767)

Revenue decreased principally due to the sale of its majority owned subsidiary, Vacation Ownership Marketing, Inc., in the period ended September 30, 2001.

Operating expenses were $95,223 during the three month period ended September 30, 2001 as compared to $23,361 during the three month period ended September 30, 2002. Operating expenses decreased principally due to officer's compensation and stock issued for services during the period ended September 30, 2001.

Net income after provision for income taxes amounted to $91 during the three month period ended September 30, 2002 as compared to $90,529 during the three month period ended September 30, 2001, a decrease of $90,438.

Liquidity and Capital Resources
-------------------------------
Working capital was $808,685 at September 30, 2002 as compared to $863,385 at June 30, 2002. The Company's stockholders' equity was $2,258,134 at September 30, 2002 as compared to $2,338,943 at June
30, 2002. The decrease in stockholders' equity related principally to the depreciation of marketable equity securities and net income recognized for the three months ended September 30, 2002. The
Company has made no commitments that would require any material increase in capital resources. The Company's financial condition has not been affected by the modest inflation of the recent past. The
Company believes that future inflation, if any, would not materially affect the results of operations. Also the values and rental rates on the Company's real estate could be affected by future inflation, in any.

            PART II. OTHER INFORMATION
            --------------------------


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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None.

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           None.

                      CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Prime Rate Income & Dividend Enterprises, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Schumacher, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


BY(Signature)                       /s/ Michael L. Schumacher
(Name and Title)                    Michael L. Schumacher
                                    President, Chief Executive Officer
                                    and Chief Financial Officer
(Date)                              October 25, 2002

                      CERTIFICATION PURSUANT TO
              18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Schumacher, Chief Executive Officer of Prime
Rate Income & Dividend Enterprises, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Prime Rate Income & Dividend Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed such disclosure controls and
     procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented in this quarterly report our
     conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Date)                                   October 25, 2002

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



(Registrant)                PRIME RATE INCOME & DIVIDEND ENTERPRISES,
INC.



(Date)                      October 25, 2002
BY(Signatue)                /s/ Michael L. Schumacher
(Name and Title)            Michael L. Schumacher,President,Chief Executive
                            Officer and Chief Financial Officer