Form 10QSB
period 2002-12-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2003-02-14
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ____________

                        Commission file number: 0-27513

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

           COLORADO                                      84-1308436
-----------------------------------          ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


              1401 17TH STREET, SUITE 1150, DENVER, COLORADO 80202
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 295-1044
                       ----------------------------------
                           (issuer's telephone number)

-------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2003, the issuer had 18,148,000 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                      INDEX

                                                                           PAGE
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              F-1

Item 2.  Management's Plan of Operation                                      1

Item 3.  Controls and Procedures                                             1

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   2

Item 2.  Changes in Securities and Use of Proceeds                           2

Item 3.  Defaults Upon Senior Securities                                     2

Item 4.  Submission of Matters to a Vote of Security Holders                 2

Item 5.  Other Information                                                   2

Item 6.  Exhibits and Reports on Form 8-K                                    2

Signatures and Certifications                                                3

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                                                                  PAGE

Financial Statements:
         Balance Sheets                                           F-2

         Statements of Operations                                 F-3

         Statements of Cash Flows                                 F-4

         Notes to Financial Statements                            F-5

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                              December 31,      June 30,
                                                                  2002            2002
                                                              (Unaudited)       (Note 1)
                                                              ------------    ------------
CURRENT ASSETS
    Cash                                                      $         32    $     10,000
    Prepaid expenses                                                34,250              --
                                                              ------------    ------------
      Total current assets                                          34,282          10,000

           Total assets                                       $     34,282    $     10,000
                                                              ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued expenses                     $     84,972    $      7,815
    Debenture payable and accrued interest                          36,650          10,000
    Current portion of notes payable                               120,000              --
                                                              ------------    ------------
      Total current liabilities                                    121,622          17,815

Note payable and accrued interest, net of current portion          241,913              --
                                                              ------------    ------------
      Total liabilities                                            483,535          17,815
                                                              ------------    ------------

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Preferred Stock, $10 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                      --              --
    Common stock, no par value; 200,000,000 shares
      authorized, 18,148,000 shares issued and outstanding          89,000          15,000
    Deficit accumulated during the development period             (538,253)        (22,815)
                                                              ------------    ------------
           Total stockholders' (deficit)                          (449,253)         (7,815)
                                                              ------------    ------------

           Total liabilities and stockholders' (deficit)      $     34,282    $     10,000
                                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   May 28, 2002
                                               Three months       Six months       (Inception)
                                                  ending            ending           Through
                                               December 31,      December 31,      December 31,
                                                   2002              2002              2002

Revenues                                      $           --      $         --      $         --

General and administrative expenses:
      Consulting fees paid by issuing stock               --                --            15,000
      Consulting fees                                 35,900            55,900            55,900
      Professional fees                               25,284            42,369            50,184
      Salaries                                        30,000            30,000            30,000
      Administrative expenses                         22,984            23,606            23,606
      Fee for public reporting                       360,000           360,000           360,000
                                              --------------    --------------    --------------
Total general and administrative expenses            474,168           511,875           534,690

(Loss) from operations                              (474,168)         (511,875)         (534,690)

Interest expense                                      (3,113)           (3,563)           (3,563)

Net (loss) before income taxes                      (477,281)         (515,438)         (538,253)

Provision for income taxes                                --                --                --
                                              --------------    --------------    --------------

Net (loss)                                    $     (477,281)   $     (515,438)   $     (538,253)
                                              ==============    ==============    ==============

Net (Loss) per common share                             (.03)   $         (.03)

Weighted average common shares outstanding        17,000,000        16,000,000        15,750,000









    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         May 28, 2002
                                                         Six Months      (Inception)
                                                           ending          Through
                                                        December 31,     December 31,
                                                            2002            2002
Cash flows from operating activities:
    Net loss                                           $   (515,438)       (538,253)
    Reconciling adjustments:
      Common stock issued for services                           --          15,000
      Expense paid by issuing note                          360,000         360,000
    Change in operating assets and liabilities:
      Prepaid expenses                                      (34,250)        (34,250)
      Accounts payable and accrued expenses                  80,720          88,535
                                                       ------------    ------------
Net cash (used for) operating activities                   (108,968)       (108,968)

Cash flows from financing activities:
    Proceeds from sale of stock                              74,000          74,000
    Proceeds from debenture                                  25,000          35,000
                                                       ------------    ------------
Cash provided by financing activities                        99,000          99,000

Net change in cash                                           (9,968)             32
Beginning cash balance                                       10,000              --
Ending cash balance                                    $         32              32
                                                       ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                         $         --              --
      Income taxes                                     $         --              --







    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS


The accompanying consolidated financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2002 were taken from the audited financial statements of that date.

NOTE 2 - CONVERTIBLE DEBENTURES PAYABLE

During June, 2002, the Company's subsidiary issued a convertible debenture, unsecured, due in one year, in the amount of $10,000 with an interest rate of 18% per annum. The debenture is convertible at any time into common stock of the company at a price equal to 50% of the market price, but not less than $.50. In the event that there is no market for the stock, the price will be $.50.

During September, 2002 the Company's subsidiary issued a convertible debenture, unsecured, due in one year, in the amount of $25,000 with an interest rate of 12% per annum. The debenture is convertible at any time into common stock of the company at a price equal to 50% of the market price, but not less than $.50. In the event that there is no market for the stock, the price will be $.50.

NOTE 3 - ACQUISITION OF U.S. MEDICAL SYSTEMS, INC.

In November of 2002, the Company entered into an agreement and plan of reorganization with U.S. Medical Systems, Inc. ("Medical") where the Company agreed to acquire Medical. In the agreement, all the outstanding shares of Medical will be exchanged for 15 million shares of the Company. Additionally, the agreement calls for the spin-off of Pride, Inc., the previous operating subsidiary of the Company, to the prior existing shareholders of the Company, and for a note to be executed by the Company to Pride, Inc. in the amount of $360,000, bearing 4.25% interest, payable in monthly installments of $10,000. The note is secured by 7.5 million shares of the 15

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


million shares of the Company's common stock issuable to the shareholders of Medical. As of the date of this report, the current monthly installment was due and not paid.

The agreement further provides for the issuance of 1,650,000 shares of the Company's stock to Pride, Inc. and to reserve three million shares of its common stock for future issuance in connection with capital raising activities and for a future employee stock plan. The issuance of the above total shares, when combined with the common stock then outstanding of 1,350,000, would total 18 million shares. After the transaction, the shareholders of Medical own 83% of the Company. The Company agrees to issues no more shares for two years except in connection with capital raising activities. Certain restrictions apply to the transferability of the common stock issuable to Pride, Inc. and the Company will have the first right to repurchase such shares and an 18 month option to buy up to 1 million shares at $1.00 per share.

The acquisition is accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (Medical) are presented for historical comparative purposes. Because Medical did not exist before May 28, 2002, prior year comparative figures are not presented.

ITEM 2.  PLAN OF OPERATION

The following discussion should be read in conjunction with Prime Rate Income & Dividend Enterprises, Inc.'s (the "Company") financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2002 have been included.

REORGANIZATION

On November 12, 2002, the Company acquired 100% of the issued and outstanding common stock of U.S. Medical Systems, Inc. ("USMS") from the sole shareholder of USMS, Rangeley Corporation ("Rangeley"), in exchange for an aggregate of 15,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated November 12, 2002 (the "Reorganization Agreement"). As a result, USMS became a wholly-owned subsidiary of the Company.

Simultaneously with the execution of the Reorganization Agreement, and effective November 12, 2002, the officers and directors of the Company resigned, and members of USMS's management team were appointed as officers and directors of the Company and will serve until their successors are duly elected at the next annual shareholders' meeting of the Company. New management plans to immediately focus on executing USMS's medical device marketing and distribution business plan.

As part of the reorganization, Pride, Inc., formerly a wholly-owned subsidiary of the Company, which operates a real estate investment business, will be spun-off to the Company's shareholders of record at November 27, 2002, but excluding shareholders who acquired the Company's shares by virtue of the reorganization. Each of the Company's shareholders will receive one share of common stock of Pride, Inc. for each share of common stock of the Company held as of the record date. The spin-off share distribution will occur following effectiveness of an appropriate registration statement by Pride, Inc. Pursuant to the Reorganization Agreement, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc.

Pursuant to the Reorganization Agreement, the Company executed a $360,000 promissory note in favor of Pride, Inc. The note requires $10,000 monthly payments, accrues interest at 4.25% per annum, simple, payable monthly in arrears, with the remaining balance due November 12, 2005. Rangeley pledged to Pride, Inc. 7,500,000 shares of the Company which were issued to Rangeley as part of the reorganization as collateral.

THE COMPANY IS IN NEED OF FUNDING. THERE CAN BE NO ASSURANCE THAT FINANCING WILL BE AVAILABLE WHEN NEEDED OR ON TERMS ACCEPTABLE TO THE COMPANY.

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO CONTINUE AS A GOING CONCERN OR ACHIEVE MATERIAL REVENUES OR PROFITABLE OPERATIONS. THE COMPANY REQUIRES FINANCING, AND NO ASSURANCES CAN BE GIVEN THAT FINANCING WILL BE AVAILABLE TO THE COMPANY IN THE AMOUNTS REQUIRED, OR THAT, IF AVAILABLE, WILL BE ON TERMS SATISFACTORY TO THE COMPANY.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Pursuant to an Agreement and Plan of Reorganization between the Company and U.S. Medical Systems, Inc. ("USMS") dated November 12, 2002 (the "Reorganization Agreement"), the Company acquired 100% of the issued and outstanding common stock of USMS from the sole shareholder of USMS in exchange for an aggregate of 15,000,000 shares of the Company's common stock. Also pursuant to the Reorganization Agreement, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc., a former subsidiary of the Company. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In November 2002, the Company sold 148,000 shares of its common stock at $.50 per share to one investor. Aggregate proceeds from the sale of the common stock was $74,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number    Description

2.2 Agreement and Plan of Reorganization dated November 12, 2002 by and among the Registrant, U.S. Medical Systems, Inc. ("USMS") and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002).

3.1 The Company's Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 99.10 (A) of the Company's Registration Statement on Form 10-SB, filed January 3,
          2000).

3.2 The Company's Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 99.3 (I) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000).

10.3     Promissory Note dated November 12, 2002 (Incorporated by reference to
         Exhibit 10.3 of the Company's current report on Form 8-K, filed November 22, 2002).


(b)  Reports on Form 8-K

         1. On November 22, 2002, the Company filed a current report on Form 8-K describing the Company's acquisition of U.S. Medical Systems, Inc.

         2. On January 29, 2003, the Company filed an amended current report on Form 8-K including the financial statements of U.S. Medical Systems, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIME RATE INCOME & DIVIDEND ENTERPRISES,
                                    INC.


DATE:  February 14, 2003            By: /s/ Peter G. Futro
                                        ---------------------------------------
                                        Peter G. Futro, Chief Executive Officer,
                                        President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Prime Rate Income & Dividend Enterprises, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

                                    By:  /s/ Peter G. Futro
                                        ----------------------------------------
                                        Peter G. Futro, Chief Executive Officer,
                                        President and Chief Financial Officer


DATE:  February 14, 2003


                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Peter G. Futro, Chief Executive Officer and Chief Financial Officer of Prime Rate Income & Dividend Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Prime Rate Income & Dividend Enterprises, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003



/s/ Peter G. Futro
------------------------------------
Peter G. Futro, Chief Financial Officer and Chief Executive Officer