Form 10QSB
period 2003-03-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2003-05-15
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-27513

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                           COLORADO                                          84-1308436
--------------------------------------------------------------    ---------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

              1401 17TH STREET, SUITE 1150, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 295-1044
                       ----------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2003, the issuer had 18,285,000 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                         PAGE
                                                                         ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                            F-1

Item 2.  Management's Plan of Operation.                                 1

Item 3.  Controls and Procedures                                         1

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                               2

Item 2.  Changes in Securities and Use of Proceeds                       2

Item 3.  Defaults upon Senior Securities                                 2

Item 4.  Submission of Matters to a Vote of Security Holders             2

Item 5.  Other Information                                               2

Item 6.  Exhibits and Reports on Form 8-K                                2

Signatures and Certifications                                            3

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

         Statements of Operations                    F-3

         Statements of Cash Flows                    F-4

         Notes to Financial Statements               F-5

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                               March 31,       June 30,
                                                                 2003           2002
                                                              (Unaudited)      (Note 1)
                                                              -----------     ---------
CURRENT ASSETS
    Cash                                                       $      --      $  10,000
    Deferred costs                                                58,500             --
                                                               ---------      ---------
      Total current assets                                        58,500         10,000

                                                               ---------      ---------
    Equipment                                                     20,000             --
                                                               ---------      ---------

           Total assets                                        $  78,500      $  10,000
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $ 203,900      $   7,815
    Debenture payable and accrued interest                        37,850         10,000
    Current portion of notes payable                             120,000             --
                                                               ---------      ---------
      Total current liabilities                                  361,750         17,815

Note payable and accrued interest, net of current portion        243,825             --
                                                               ---------      ---------
      Total liabilities                                          605,575         17,815
Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Preferred Stock, $10 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                    --             --
    Common stock, no par value; 200,000,000 shares
      authorized, 18,165,000 shares issued and outstanding       140,000         15,000
    Deficit accumulated during the development period           (667,075)       (22,815)
                                                               ---------      ---------
           Total stockholders' (deficit)                        (527,075)        (7,815)
                                                               ---------      ---------

           Total liabilities and stockholders' (deficit)       $  78,500      $  10,000
                                                               =========      =========


    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    May 28, 2002
                                                Three months      Nine months        (Inception)
                                                ending March      ending March         Through
                                                  31, 2003          31, 2003       March 31, 2003
                                                ------------      ------------     --------------
Revenues                                        $         --      $         --      $         --

General and administrative expenses:
      Consulting fees paid by issuing stock           38,250            38,250            53,250
      Consulting fees                                  2,500            58,400            58,400
      Professional fees                               20,198            62,567            70,382
      Salaries                                        60,000            90,000            90,000
      Administrative expenses                          4,761            28,367            28,367
      Fee for public reporting                            --           360,000           360,000
                                                ------------      ------------      ------------
Total general and administrative expenses            125,709           637,584           660,399

(Loss) from operations                              (125,709)         (637,584)         (660,399)

Interest expense                                      (3,113)           (6,676)           (6,676)

Net (loss) before income taxes                      (128,822)         (644,260)         (667,075)

Provision for income taxes                                --                --                --
                                                ------------      ------------      ------------

Net (loss)                                      $   (128,822)     $   (644,260)     $   (667,075)
                                                ============      ============      ============

Net (Loss) per common share                             (.03)     $       (.03)     $

Weighted average common shares outstanding        17,000,000        16,000,000        15,750,000


    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        May 28, 2002
                                                       Nine Months      (Inception)
                                                       ending March    Through March
                                                         31, 2003         31, 2003
                                                       ------------    ---------===-
Cash flows from operating activities:
    Net loss                                            $(644,260)        (667,075)
    Reconciling adjustments:
      Common stock issued for services                         --           15,000
    Change in operating assets and liabilities:
      Prepaid expenses                                    (58,500)         (58,500)
      Accounts payable and accrued expenses               202,760          210,575
                                                        ---------        ---------
Net cash (used for) operating activities                 (500,000)        (500,000)

Cash flows from investing activities:
    Purchase of equipment                                 (20,000)         (20,000)
                                                        ---------        ---------
Cash provided by investing activities                     (20,000)         (20,000)

Cash flows from financing activities:
    Proceeds from debenture                                25,000           35,000
    Proceeds from sale of stock                           125,000          125,000
    Proceeds from note payable                            360,000          360,000
                                                        ---------        ---------
Cash provided by financing activities                     510,000          520,000

Net change in cash                                        (10,000)
Beginning cash balance                                     10,000               --
                                                        ---------        ---------
Ending cash balance                                     $      --               --
                                                        =========        =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                          $      --               --
      Income taxes                                      $      --               --


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

NOTE 3 - ACQUISITION OF U.S. MEDICAL SYSTEMS, INC.

In November of 2002, the Company entered into an agreement and plan of reorganization with U.S. Medical Systems, Inc. ("Medical") where the Company agreed to acquire Medical. In the agreement, all the outstanding shares of Medical will be exchanged for 15 million shares of the Company. Additionally, the agreement calls for the spin-off of Pride, Inc., the previous operating subsidiary of the Company, to the prior existing shareholders of the Company, and for a note to be executed by the Company to Pride, Inc. in the amount of $360,000, bearing 4.25% interest, payable in monthly installments of $10,000. The note is secured by 7.5 million shares of the 15

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


million shares of the Company's common stock issuable to the shareholders of Medical. As of the date of this report, the current monthly installments were due and not paid.

The agreement further provides for the issuance of 1,650,000 shares of the Company's stock to Pride, Inc. and to reserve three million shares of its common stock for future issuance in connection with capital raising activities and for a future employee stock plan. The issuance of the above total shares, when combined with the common stock then outstanding of 1,350,000, would total 18 million shares. After the transaction, the shareholders of Medical own 83% of the Company. The Company agrees to issue no more shares for two years except in connection with capital raising activities. Certain restrictions apply to the transferability of the common stock issuable to Pride, Inc. and the Company will have the first right to repurchase such shares and an 18 month option to buy up to 1 million shares at $1.00 per share.

The acquisition is accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (Medical) are presented for historical comparative purposes. Because Medical did not exist before May 28, 2002, prior year comparative figures are not presented.

NOTE 4 - STOCK AND OPTION TRANSACTIONS

During the quarter ending March 31, 2003, the company awarded options to purchase 17,000 shares of the Company's stock pursuant to its 2003 Stock plan. The options were for a period of one year at an exercise price of $.75. These options were valued using the Black-Scholes method, with a volatility of 225% and an interest rate of 1.69% resulting in a fair value of $38,250. All 17,000 options were also exercised during the quarter at the exercise price of $.75 per share for a total of $12,500.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2003 have been included.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

In April 2003, the Company engaged iCapital Finance, Inc. to provide investment banking services to the Company on a non-exclusive basis for a period of one year. Based in Irvine, California, iCapital is a financial services firm specializing in growth oriented and middle market companies. In connection with the engagement, the Company issued 10,000 shares of restricted common stock to iCapital. Any additional consideration that may be payable to iCapital during the term of the engagement will be based solely on performance.

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


(b)  Reports on Form 8-K

         On January 29, 2003, the Company filed an amended current report on Form 8-K including the financial statements of U.S. Medical Systems, Inc., which it acquired in November 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.


DATE:  May 15, 2003           By: /s/ Peter G. Futro
                                  ----------------------------------------------
                                  Peter G. Futro, Chief Executive Officer,
                                  President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. SS.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Prime Rate Income & Dividend Enterprises, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

                                 By:  /s/ Peter G. Futro
                                      ------------------------------------------
                                      Peter G. Futro, Chief Executive Officer,
                                      President and Chief Financial Officer


DATE:  May 15,2003


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

May 15, 2003



/s/ Peter G. Futro
-------------------------------------------------------------------
Peter G. Futro, Chief Financial Officer and Chief Executive Officer