Form 10KSB
period 2003-06-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2003-10-14
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                For the fiscal year ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from: ______________ to ______________

                Commission file number: 0-27513
                                        -------

                PRIME RATE INCOME AND DIVIDEND ENTERPRISES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                           Colorado                                                      84-1308436
--------------------------------------------------------------                ---------------------------------
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)

         1401 - 17th Street, Suite 1150, Denver, Colorado                                   80202
--------------------------------------------------------------                ---------------------------------
             (Address of principal executive offices)                                     (Zip Code)

Issuer's telephone number: (303) 295-0206
                           --------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                               ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $-0-.
                                                                   ---

         As of October 8, 2003, the aggregate market value of the voting stock held by non-affiliates, approximately 7,935,000 shares of Common Stock, was approximately $1.6 million based on an average of the bid and ask prices of approximately $0.20 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of October 8, 2003 was 22,185,000 shares.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]; No [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

Prime Rate Income & Dividend Enterprises, Inc. (the "Company") was incorporated in Colorado on May 1, 1995. Until November 2002, the Company, operating through its wholly-owned subsidiary, Pride, Inc., was in the real estate investment business.

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

As part of the reorganization, Pride, Inc., formerly a wholly-owned subsidiary of the Company, which operates a real estate investment business, will be spun-off to the Company's shareholders of record at November 27, 2002, but excluding shareholders who acquired the Company's shares by virtue of the reorganization. Each of the Company's shareholders will receive one share of common stock of Pride, Inc. for each share of common stock of the Company held as of the record date. The spin-off share distribution will occur following effectiveness of an appropriate registration statement by Pride, Inc. Pursuant to the Reorganization Agreement, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc. Also pursuant to the Reorganization Agreement, Michael L. Schumacher, a former officer and director of the Company, took delivery of the certificates representing all outstanding shares of Pride, Inc., and assumed independent responsibility for the completion of the spin-off.

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

CURRENT BUSINESS PLAN

The Company operates through its wholly-owned subsidiary, U.S. Medical Systems, Inc. ("USMS"), and is a development stage company. The Company's objective is to become a marketing and distribution organization that provides medical devices and support services to medical markets in the United States by marketing and distributing state-of-the-art products and clinical protocols. The Company will focus on sales and marketing and will not be involved with other functions such as manufacturing and related engineering and product development.

The Company plans to introduce a series of new medical devices to existing markets in the medical industry. Initially, these markets include medical clinics, nursing homes and specialty medical centers. The Company is also in the process of negotiating a marketing and product placement agreement with a third party administrator that is a facility manager for over 300 medical clinics.

The Company is in the process of negotiating an agreement with a manufacturer of an ultrasound scanner product. If and when completed, the Company anticipates devoting substantially all of its resources over the next year to the marketing and distribution of this product.

Initially, the Company plans to generate revenues for the sale and/or leasing of medical equipment. In the future, the Company may also be able to generate revenue from other sources, such as licensing and royalty fees from the licensing of technologies, and fees for providing equipment service and maintenance.

The Company's two officers are the only employees of the Company, both of whom currently devote work part-time to the business of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

         Neither the Company nor its subsidiaries own any real property. The Company and its subsidiary sublease office space from the Company's CEO at a rate of $950 per month.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         There is a limited public market for the common stock of the Company. The Company's common stock is quoted on the NASD OTC Bulletin Board under the symbol "PIDV."

         The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2002 and 2003.

                  Quarter Ended                       Low Bid          High Bid
                  -------------                       -------          --------

                  September 30, 2001                  $1.15             $1.90
                  December 31, 2001                   $1.01             $1.18
                  March 31, 2002                      $0.75             $1.18
                  June 30, 2002                       $0.60             $1.50

                  September 30, 2002                  $1.10             $1.50
                  December 31, 2002                   $0.75             $2.50
                  March 31, 2003                      $0.40             $1.05
                  June 30, 2003                       $0.06             $0.40

         The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

         As of September 25, 2003 there were approximately 411 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

Dividends

         To date, the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Recent Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years.

(a) In November 2002, the Company issued an aggregate of 25,000 shares of its common stock to three people in consideration of past services. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(b) In November 2002, pursuant to an Agreement and Plan of Reorganization between the Company and U.S. Medical Systems, Inc. ("USMS") (the "Reorganization Agreement"), the Company acquired 100% of the issued and outstanding common stock of USMS from the sole shareholder of USMS in exchange for an aggregate of 15,000,000 shares of the Company's common stock. Also pursuant to the Reorganization Agreement, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc., a former subsidiary of the Company. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(c) In November 2002, the Company sold 148,000 shares of its common stock at $.50 per share to one investor. Aggregate proceeds from the sale of the common stock was $74,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(d) In April 2003, the Company issued 10,000 shares of it common stock to one person to provide investment banking services to the Company on a non-exclusive basis for a period of one year. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(e) In July 2003 the Company sold 3,200,000 shares of its common stock at $.05 per share to six investors. Aggregate proceeds from the sale of the common stock was $160,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(f) In August 2003 the Company sold 40,000 shares of its common stock at $.10 per share to one investor. Aggregate proceeds from the sale of the common stock was $4,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 2. PLAN OF OPERATION.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

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

As part of the reorganization, Pride, Inc., formerly a wholly-owned subsidiary of the Company, which operates a real estate investment business, will be spun-off to the Company's shareholders of record at November 27, 2002, but excluding shareholders who acquired the Company's shares by virtue of the reorganization. Each of the Company's shareholders will receive one share of common stock of Pride, Inc. for each share of common stock of the Company held as of the record date. The spin-off share distribution will occur following effectiveness of an appropriate registration statement by Pride, Inc. Pursuant to the Reorganization Agreement, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc. Also pursuant to the Reorganization Agreement, Michael L. Schumacher, a former officer and director of the Company, took delivery of the certificates representing all outstanding shares of Pride, Inc., and assumed independent responsibility for the completion of the spin-off.

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

FINANCIAL CONDITION

The Company is a development stage company and has generated no revenues in the cumulative period from inception through June 30, 2003, and has accrued an accumulated deficit of approximately $750,000.

The Company has experienced difficulties and delays in completing transactions and implementing its business plan to provide medical devices and support services to the healthcare industry. However, the Company believes that its current business plan remains viable, and management continues to pursue it.

In July and August 2003 the Company completed a private placement of 3,240,000 shares of its common stock. Aggregate proceeds from the sale of the common stock was $164,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The purpose of the offering was to provide working capital for the Company.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company does not currently have adequate funds available to fund its operations over the next twelve months. If the Company does not earn adequate revenues to sufficiently fund operations during this time period, the Company will attempt to raise capital through the sale of its securities. There can be no assurance, however, that market conditions will permit the Company to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 7 and an index thereto commences on the index to the financial statements, which page follows this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      With

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                                           PAGE
Report of Independent Certified Public Accountants                          F-2

Financial Statements:

         Consolidated Balance Sheets                                        F-3

         Consolidated Statements of Operations                              F-4

         Consolidated Statement of Stockholders' Equity (Deficit)           F-5

         Consolidated Statements of Cash Flows                              F-6

         Notes to Consolidated Financial Statements                         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Prime Rate Income & Dividend Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Prime Rate Income & Dividend Enterprises, Inc. (A Development Stage Company) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2002 and the periods from May 28, 2002 (inception) through June 30, 2002 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Prime Rate Income & Dividend Enterprises, Inc. as of June 30, 2003 and 2002 and the results of its operations, changes in its stockholders' equity and its cash flows for the year ended June 30, 2002 and the periods from May 28, 2002 (inception) through June 30, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has minimal working capital and no business operations, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
September 26, 2003

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               June 30,       June 30,
                                                                 2003           2002
                                                              ----------     ----------
CURRENT ASSETS
    Cash                                                      $      136     $   10,000
    Deferred costs                                                58,500             --
                                                              ----------     ----------
      Total current assets                                        58,636         10,000

    Equipment                                                     20,000             --
                                                              ----------     ----------

           Total assets                                       $   78,636     $   10,000
                                                              ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                     $  278,522     $    7,815
    Debentures payable and accrued interest                       38,800         10,000
    Current portion of notes payable                             190,000             --
                                                              ----------     ----------
      Total current liabilities                                  507,322         17,815

Note payable and accrued interest, net of current portion        180,800             --
                                                              ----------     ----------

      Total liabilities                                          688,122         17,815

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Preferred Stock, $10 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                    --             --
    Common stock, no par value; 200,000,000 shares
      authorized, 18,285,000 and 15,000,000 shares issued
      and outstanding                                            176,000         15,000
    Deficit accumulated during the development period           (749,486)       (22,815)
    Less stock receivable                                        (36,000)            --
                                                              ----------     ----------
      Total stockholders' (deficit)                             (609,486)        (7,815)
                                                              ----------     ----------

           Total liabilities and stockholders' (deficit)      $   78,636     $   10,000
                                                              ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              May 28, 2002             May 28, 2002
                                                                              (Inception)               (Inception)
                                                   Year ending                  Through                   Through
                                                  June 30, 2003              June 30, 2002              June 30, 2003
                                              ----------------------     ----------------------     ----------------------
Revenues                                      $                   --     $                   --     $                   --

General and administrative expenses:
      Stock-based compensation                                38,250                     15,000                     53,250
      Consulting fees                                         58,400                         --                     58,400
      Professional fees                                       73,108                      7,815                     80,923
      Salaries                                               150,000                         --                    150,000
      Administrative expenses                                 32,313                         --                     32,313
      Fee for public reporting                               360,000                         --                    360,000
                                              ----------------------     ----------------------     ----------------------
Total general and administrative expenses                    712,071                     22,815                    734,886
                                              ----------------------     ----------------------     ----------------------

(Loss) from operations                                      (712,071)                   (22,815)                  (734,886)

Interest expense                                             (14,600)                        --                    (14,600)
                                              ----------------------     ----------------------     ----------------------

Net (loss) before income taxes                              (726,671)                   (22,815)                  (749,486)

Provision for income taxes                                        --                         --                         --
                                              ----------------------     ----------------------     ----------------------

Net (loss)                                    $             (726,671)    $              (22,815)    $             (749,486)
                                              ======================     ======================     ======================

Net (Loss) per common share                                     (.04)    $                  nil     $                 (.04)

Weighted average common shares outstanding                16,982,846                 15,000,000                 16,841,214

    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

                                                                      Deficit
                                                                     Accumulated
                                        Common Stock                 during the
                                          (No par)                   Development
                                 Shares             Amount              Period              Total
                             ---------------    ---------------    ---------------     ---------------
Common stock issued
  May 28, 2002 for
  services                        15,000,000    $        15,000    $            --     $        15,000

Net (loss) for the period
  from inception
  (May 28, 2002)
  through
  June 30, 2002                           --                 --            (22,815)            (22,815)
                             ---------------    ---------------    ---------------     ---------------

Balance,
  June 30, 2002                   15,000,000    $        15,000    $       (22,815)    $        (7,815)
                             ---------------    ---------------    ---------------     ---------------

Recapitalization in
  connection with plan of
  reorganization (Note 4)          3,000,000                 --                 --                  --

Common stock issued
  for cash                           148,000             74,000                 --              74,000

Common stock issued for
  consulting services                120,000             36,000                 --              36,000

Stock options issued                      --             38,250                 --              38,250

Stock options exercised               17,000             12,750                 --              12,750

Net (loss) for the year
  ending June 30, 2003                    --                 --           (726,671)           (726,671)

Less stock receivable                     --                 --                 --             (36,000)
                             ---------------    ---------------    ---------------     ---------------

Balance,
  June 30, 2003                   18,285,000    $       176,000    $      (749,486)    $      (609,486)
                             ===============    ===============    ===============     ===============

    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           May 28, 2002       May 28, 2002
                                                                           (Inception)         (Inception)
                                                       Year Ending          Through              Through
                                                      June 30, 2003       June 30, 2002       June 30, 2003
                                                     ---------------     ---------------     ---------------
Cash flows from operating activities:
    Net loss                                         $      (726,671)    $       (22,815)           (749,486)
    Reconciling adjustments:
      Common stock issued for services                            --              15,000              15,000
      Options issued for services                             38,250                  --              38,250
      Interest added to notes payable                         14,600                  --              14,600
      Note issued for public reporting expense               360,000                  --             360,000
    Change in operating assets and liabilities:
      Prepaid expenses                                       (58,500)                 --             (58,500)
      Accounts payable and accrued expenses                  270,707               7,815             278,522
                                                     ---------------     ---------------     ---------------
Net cash (used for) operating activities                    (101,614)                 --            (101,614)

Cash flows from investing activities:
    Purchase of equipment                                    (20,000)                 --             (20,000)
                                                     ---------------     ---------------     ---------------
Cash provided by investing activities                        (20,000)                 --             (20,000)

Cash flows from financing activities:
    Proceeds from debenture                                   25,000              10,000              35,000
    Proceeds from sale of stock                               86,750                  --              86,750
                                                     ---------------     ---------------     ---------------
Cash provided by financing activities                        111,750              10,000             121,750

Net change in cash                                            (9,864)             10,000                 136
Beginning cash balance                                        10,000                  --                  --
                                                     ---------------     ---------------     ---------------
Ending cash balance                                  $           136              10,000     $           136
                                                     ===============     ===============     ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                       $            --     $            --     $            --
      Income taxes                                   $            --     $            --     $            --

    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Prime Rate Income & Dividend Enterprises, Inc. ("Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business

The Company was incorporated in the State of Colorado on May 1, 1995.

The Company is a development-stage marketing and distribution company, which plans to provide medical devices and support services to the healthcare industry.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its' wholly owned subsidiary, U.S. Medical Systems, Inc. ("Medical"). All inter-company accounts have been eliminated in the consolidation.

Revenue Recognition

The company does not yet have any revenues. It is the company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements. Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The company does not show diluted earnings per share because it would be anti-dilutive.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Fair Value of Financial Instruments

The carrying value of accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments. The fair value of its debentures and notes payable cannot be determined because there is no market for similar investments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company currently has no components of comprehensive income other than net loss.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Property and Equipment

The Company depreciates property and equipment in amounts sufficient to recover asset costs over their estimated useful lives.

Equipment of $20,000 at June 30, 2003 is not yet in service, and therefore is not being depreciated.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The Company's fiscal year end is June 30.

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

All of the Company's assets are located in the United States.

NOTE 2 - BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal working capital and no business operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional capital in accordance with its business plan.

NOTE 3 - DEVELOPMENT STAGE COMPANY

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 4 - ACQUISITION OF U.S. MEDICAL SYSTEMS, INC. AND PLAN OF REORGANIZATION

In November of 2002, the Company entered into an agreement and plan of reorganization with U.S. Medical Systems, Inc. ("Medical") where the Company agreed to acquire Medical. In the agreement, all the outstanding shares of Medical were exchanged for 15 million shares of the Company. Additionally, the agreement called for the spin-off of Pride, Inc., the previous operating subsidiary of the Company, to the prior existing shareholders of the Company, and for a note to be executed by the Company to Pride, Inc. in the amount of $360,000, bearing 4.25% interest, payable in monthly installments of $10,000. The note is secured by 7.5 million shares of the 15 million shares of PRIDE common stock issued to the shareholders of Medical. As of the date of this report, the current monthly installments are due and not paid.

The agreement further provides for the issuance of 1,650,000 shares of the Company's stock to Pride, Inc. and to reserve three million shares of its common stock for future issuance in connection with capital raising activities and for a future employee stock plan. The issuance of the above total shares, when combined with the common stock then outstanding of 1,350,000,

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would total 18 million shares. After the transaction, the prior shareholders of Medical own 83% of the Company. The Company agrees to issue no more shares for two years except in connection with capital raising activities. Certain restrictions apply to the transferability of the common stock issuable to Pride, Inc. and the Company will have the first right to repurchase such shares and an 18 month option to buy up to 1 million shares at $1.00 per share.

The acquisition is accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (Medical) are presented for historical comparative purposes. Because Medical did not exist before May 28, 2002, prior year comparative figures are not presented.

NOTE 5 - CONVERTIBLE DEBENTURES PAYABLE

During June, 2002, the Company's subsidiary issued a convertible debenture, unsecured, due in one year, in the amount of $10,000 with an interest rate of 18% per annum. The debenture is convertible at any time into common stock of the company at a price equal to 50% of the market price, but not less than $.50. In the event that there is no market for the stock, the price will be $.50. As of the date of this report, the note is past-due.

During September, 2002 the Company's subsidiary issued a convertible debenture, unsecured, due September 30, 2003, in the amount of $25,000 with an interest rate of 12% per annum. The debenture is convertible at any time into common stock of the company at a price equal to 50% of the market price, but not less than $.50. In the event that there is no market for the stock, the price will be $.50.

NOTE 6 - STOCKHOLDERS' EQUITY

In November, 2002, the Company sold 148,000 shares of common stock for cash in a private placement for $74,000, which was an average price of $0.50 per share.

In April, 2003, the Company issued 120,000 shares, recorded at estimated fair value of $36,000 ($.30 per share), for consulting services. In June of 2003, the Company and the consultants voided the contracts by mutual agreement and no services were performed. The consultants agreed to return the shares issued but as of the date of this report have not done so. The shares issued are included in the outstanding stock in the accompanying financials statements and a deduction from equity has been shown for the stock receivable. As a non-cash transaction, the stock issued is not shown in the statement of cash flows.

NOTE 7 - STOCK-BASED COMPENSATION

The Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan allows the Company to award stock options, up to 1,000,000 shares, to directors, officers, and consultants of the Company and its affiliates. The plan is administered by the Company's Board of Directors, or its assigned committee, who has discretion as to the awards and terms of options to be issued.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records costs for stock-based compensation under Statement of Financial Accounting Standards (SFAS) no. 123. As permitted by SFAS 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Options issued to non-employees are recorded at fair value.

The following is a table of outstanding options and changes during 2003 and 2002:

                                                                 Weighted
                                                     Non-         Average
                                      Employee     Employee      Exercise
                                       Options      Options        Price
                                      ---------    ---------     ---------
OPTIONS OUTSTANDING, June 30, 2002           --           --            --
       Options granted:
           Employees                         --           --            --
           Non-employees                     --       17,000           .75
       Options expired                       --           --            --
       Options exercised                     --      (17,000)          .75
                                      ---------    ---------     ---------
OPTIONS OUTSTANDING, June 30, 2003           --           --            --
                                      =========    =========     =========

Options granted during 2003:

                                                   Weighted Average
  Year and Exercise price relative to fair           Fair Value at        Weighted Average
         value of underlying stock                    Grant Date           Exercise Price
-----------------------------------------------    ------------------    ------------------
Year ending June 30, 2003:
   Exercise price equals fair value                      1.36                   .75

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                                          Year Ended                Year Ended
                                         June 30, 2003             June 30, 2002
                                    ------------------------  ------------------------
Expected Volatility:                          225%                      --
Risk-free interest rate:                     1.69%                      --
Expected Dividends:                            --                       --
Expected Term in Years:                         1                       --

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ending June 30, 2003, the Company incurred legal fees in the amount of $62,801 to a law firm in which an officer of the Company is a partner. $52,116 was outstanding at June 30, 2002.

NOTE 9 - INCOME TAXES

As of June 30, 2003, the Company had approximately $605,000 of net operating loss carryforward that expires in 2023. The Company had an estimated deferred tax asset of $91,000 related to the net operating loss carryforward, which is an increase for the period of the same amount. A valuation allowance has been provided for the total amount of the deferred tax asset, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

   Income tax benefit at statutory rate resulting from net operating
     loss carryforward                                                              (15%)
   Deferred income tax allowance                                                     15%
                                                                            -----------------------
                                                                                      0%
                                                                            =======================

NOTE 10 - RISKS AND UNCERTAINTIES

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

NOTE 11 - COMMITMENTS

In July of 2002, the Company entered into an agreement with a consultant to assist the Company with its business plan and to assist in possible merger/buyout opportunities. The agreement calls for monthly payments of $10,000 per month for 12 month. The Company has accrued the payments due under this agreement, but the consultant has agreed to defer payment until the company obtains adequate funding as determined by the Company.

In October and December 2002, the Company entered into various contracts to purchase medical equipment for placement with customers or resale. The total commitment under these contracts is $317,000.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

During July of 2003, the Company sold 3,200,000 shares of common stock for $160,000, which was an average price of $.05 per share.

During July of 2003, the Company agreed to issue 700,000 shares of common stock to consultants under the Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of Registrant. The Company has a Board of Directors which is currently comprised of two members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of the Company and their respective age and position are as follows:

                                                                                          Director of
Name                        Age        Position with Registrant                        Registrant Since
----                        ---        ------------------------                        ----------------
Peter G. Futro              60         CEO, President, Treasurer and Director            November 2002

George Anagnost             53         Vice-President, Secretary and Director            November 2002

Kenton D. Sieckman          42         Director                                          November 2002


                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         PETER G. FUTRO, age 60, Chief Executive Officer, President, Treasurer and Director - Mr. Futro is a practicing attorney and a member of the law firm of Futro & Trauernicht LLC, Denver, Colorado, which represents public and private companies in transactional areas of law including corporate, securities, mergers and commercial transactions. Mr. Futro graduated with a Ph.B. in Philosophy in 1966 from Wayne State University and a J.D. in 1971 from the University of Denver. Futro & Trauernicht LLC is legal counsel for U.S. Medical Systems, Inc. and will provide counsel to the Registrant.

         GEORGE ANAGNOST, age 53, Vice-President, Secretary and Director - Mr. Anagnost has over twenty years of experience in corporate finance, including serving as the syndicate manager and a member of the corporate department of RAF Financial Corporation. Mr. Anagnost also was the vice-president of advertising and public relations at Novan Energy Inc., a NASDAQ-listed company. Mr. Anagnost was also a member of the board of directors of Novan's AHS division. Novan Energy was the largest manufacturer and distributor of renewable energy and solar energy systems in Colorado, with over 50 distributors and 500 dealers nationwide. Novan Energy merged with US filter (former Ashland Oil Division) and in 2000 acquired by Vivendi Universal. Mr. Anagnost was a managing director of Mikorp LLC, a private hedge fund. Mr. Anagnost graduated with a B.A. in History from the University of Rhode Island in 1974, and participated in the M.S. program at Boston University's School of Public Communications, 1975 through 1978.

         KENTON D. SIECKMAN, age 42, Director - Mr. Sieckman is currently the Area Vice President, North America Technology Business Unit for Oracle Corporation (since April 2003). From 1996 to 1999, he was a systems engineer at BEA Systems, Inc., and served as the Vice-President of Systems Engineering from 1999 to April 2003. Mr. Sieckman has executive-level management experience in overseeing sales, marketing and business planning functions for international software applications companies. Mr. Sieckman graduated with a B.A. in Mathematics and Computer Science from the University of Colorado in 1983.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended June 30, 2003, all Section 16(a) filing requirements applicable to its current officers, directors and ten percent shareholders were complied with by such persons, except as follows: None of the current officers and directors, who became such as a result of the reorganization in November 2002, have filed their Initial Statement of Beneficial Ownership of Securities on Form 3, and Rangeley Corporation, which became a majority shareholder at the time of the reorganization, has not yet filed its Form 3. The Company does not have adequate information to determine whether the former officers and directors, who resigned in connection with the reorganization in November 2002, fully complied with the applicable filing requirements, but the Company is aware that no filings were made by such persons.

ITEM 10. EXECUTIVE COMPENSATION.

(a)      General

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to the Company and its subsidiaries.

(b)      Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company and/or its subsidiaries, to or for the Company's Chief Executive Officer and each other person who earned in excess of $100,000, during the fiscal years ended June 30, 2003, 2002 and 2001.

                                                              Annual Compensation
                                                  ---------------------------------------------
              (a)                    (b)            (c)              (d)                (e)
             Name                                                                      Other
              And                   Year                                              Annual
           Principal                Ended         Salary            Bonus          Compensation
           Position                June 30          ($)              ($)                ($)
--------------------------         -------        ------            -----          ------------
Peter G. Futro, Director,           2003          $90,000            -0-                -0-
CEO, President and                  2002            N/A              N/A                N/A
Treasurer (n1)                      2001            N/A              N/A                N/A

                                                                 Long Term Compensation
                                                     --------------------------------------------
                                                                Awards                    Payouts
                                                     -----------------------------        -------

              (a)                       (b)              (f)               (g)              (h)               (i)
              Name                                   Restricted
              And                     Year              Stock             Shares            LTIP           All Other
           Principal                  Ended           Award(s)          Underlying        Payouts         Compensation
            Position                 June 30             ($)             Options            ($)               ($)
-----------------------------        -------         ----------         ----------        -------         ------------
Peter G. Futro, Director,             2003               -0-               -0-               -0-               -0-
CEO, President and                    2002               N/A               N/A               N/A               N/A
Treasurer (n1)                        2001               N/A               N/A               N/A               N/A

         (n1) As of June 30, 2003, of the $90,000 salary earned for the year then ended, the Company owed Mr. Futro the full amount as accrued but unpaid salary for the year then ended. Mr. Futro was not paid any of this amount during the year.

(c)      Option/SAR Grants in Last Fiscal Year

This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards of stock options or stock appreciation rights during the fiscal year ended June 30, 2003.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no executive officers named in the Summary Compensation Table held any options or exercised any options during the fiscal year ended June 30, 2003.

(e)      Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2003.

(f)      Compensation of Directors

         No compensation was paid by the Company to its Directors for any service provided as a Director during the fiscal year ended June 30, 2003. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

(g)      Employment Contracts and Termination of Employment and
         Change-in-Control Arrangements

         The Company does not have any written employment agreements with any of its executive officers.

         The Company's Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

         The Company's Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company. The goals of the Company are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

Employee Benefit and Consulting Services Compensation Plan

         As of June 30, 2003, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect.

         On February 10, 2003, the Company adopted an employee benefit and consulting services compensation plan entitled the Company Technologies, Inc. 2003 Stock Plan (the "2003 Plan"). The 2003 Plan covers up to 1,000,000 shares of common stock. The 2003 Plan has not previously been approved by security holders. Under the

2003 Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the 2003 Plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The 2003 Plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of September 30, 2003 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, each Officer and Director individually and all Directors and Officers of the Company as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of                                Amount and Nature of Beneficial
Beneficial Owner(1)                                       Ownership(n1)(n2)             Percent of Class(n3)
-----------------------------------------          -------------------------------      --------------------
Peter G. Futro(n4)(n5)                                           -0-                            -0-%
George Anagnost(n4)                                              -0-                            -0-%
Kenton Sieckman(n4)                                              -0-                            -0-%
Rangeley Corporation(n5)(n6)                                 12,600,000                        56.8%
Pride, Inc.(n7)                                               1,650,000                         7.4%
                                                             ----------                     -------
All officers and directors of the Company
as a group (3 persons)(n5)                                       -0-                            -0-%
                                                             ==========                     =======

(n1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address for each person is c/o Prime Rate Income & Dividend Enterprises, Inc., 1401 17th Street, Suite 1150, Denver, Colorado 80202.

(n2) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, if any.

(n3) Based upon 22,185,000 shares issued and outstanding at September 30, 2003, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)     This person is an officer and/or director of the Company.

(n5) Peter G. Futro does not personally own any shares of the Company. However, he is the beneficial owner of Rangeley Corporation, with is the controlling shareholder of the Company. For purposes of this table, Rangeley Corporation's ownership of the Company is listed separately.

(n6) Rangeley Corporation is the controlling shareholder of the Company. Peter G. Futro, an officer and director of the Company, is the beneficial owner of Rangeley. For purposes of this table, Rangeley Corporation's ownership of the Company is listed separately.

(n7) The address for Pride, Inc. is: 2525 15th Street, Suite 311, Denver, CO 80211.

EQUITY COMPENSATION PLAN INFORMATION

         The following information concerning the Company's equity compensation plan is as of the end of the fiscal year ended June 30, 2003:

                                                                                            Number of securities
                                                                                            available for future
                                Number of securities to be       Weighted-average           issuance under equity
                                  issued upon exercise of        exercise price of           compensation plans
                                   outstanding options,        options, warrants and        (excluding securities
                                    warrants and rights               rights            reflected in column (a)) (n1)

        Plan category                       (a)                         (b)                          (c)
        -------------           --------------------------     ---------------------    -----------------------------
Equity compensation plans
approved by security holders                N/A                          N/A                            N/A

Equity compensation plans not
approved by security holders                -0-                          N/A                        873,000

Total                                       -0-                          N/A                        873,000

         On February 10, 2003, the Company adopted an employee benefit and consulting services compensation plan entitled the Company Technologies, Inc. 2003 Stock Plan (the "2003 Plan"). The 2003 Plan covers up to 1,000,000 shares of common stock. The 2003 Plan has not previously been approved by security holders. Under the 2003 Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the 2003 Plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The 2003 Plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the last two fiscal years, the Company entered into the following transactions in which its officers and directors had a material interest:

1. On November 12, 2002, the Company acquired 100% of the issued and outstanding common stock of U.S. Medical Systems, Inc. ("USMS") from the sole shareholder of USMS, Rangeley Corporation ("Rangeley"), in exchange for an aggregate of 15,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated November 12, 2002 (the "Reorganization Agreement"). As a result, USMS became a wholly-owned subsidiary of the Company. Peter G. Futro, the beneficial owner of Rangeley, became an officer and director of the Company.

As part of the reorganization, Pride, Inc., formerly a wholly-owned subsidiary of the Company, which operates a real estate investment business, will be spun-off to the Company's shareholders of record at November 27, 2002, but excluding shareholders who acquired the Company's shares by virtue of the reorganization. Each of the Company's shareholders will receive one share of common stock of Pride, Inc. for each share of common stock of the Company held as of the record date. The spin-off share distribution will occur following effectiveness of an appropriate registration statement by Pride, Inc. Pursuant to the Reorganization Agreement, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc. Also pursuant to the Reorganization Agreement, Michael L. Schumacher, a former officer and director of the Company, took delivery of the certificates representing all outstanding shares of Pride, Inc., and assumed independent responsibility for the completion of the spin-off.

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

2. Peter G. Futro, an officer and director of the Company, is a member of the a law firm that provides legal services to the Company. As of June 30, 2003, the Company was indebted to law firm in the amount of $52,116. Mr. Futro does not bill the Company for any of his time, and the time billed by other attorneys at the firm is billed at $85.00 per hour, which is substantially below their normal hourly rate and below market rates for comparable services.

3. Peter G. Futro, an officer and director of the Company, is a member of the a law firm that provides legal services to the Company. The law firm provides office space to the Company for $950.00 per month. As of June 30, 2003, the Company was indebted to law firm for rent in the amount of $5,700. The monthly rate is substantially below market rates for comparable office space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits.

Exhibit No.    Description

2.2 Agreement and Plan of Reorganization dated November 12, 2002 by and among the Registrant, U.S. Medical Systems, Inc. ("USMS") and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002).

3.1 The Company's Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 99.10 (A) of the Company's Registration Statement on Form 10-SB, filed January 3,
               2000).

3.2 The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 99.3 (I) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000).

10.1 Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan (Incorporate by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, SEC File No. 103255).

10.3 Promissory Note dated November 12, 2002 (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, filed November 22, 2002).

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

(b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRIME RATE INCOME AND DIVIDEND ENTERPRISES,
                                    INC.


Dated: October 14, 2003             /s/ Peter G. Futro
                                    --------------------------------------------
                                    Peter G. Futro, Chief Executive Officer
                                    And Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                  Title                     Date
             ----                                  -----                     ----
/s/ Peter G. Futro                       Director                      October 14, 2003
----------------------------------
Peter G. Futro

/s/ George Anagnost                      Director                      October 14, 2003
----------------------------------
George Anagnost

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

2.2 Agreement and Plan of Reorganization dated November 12, 2002 by and among the Registrant, U.S. Medical Systems, Inc.
                ("USMS") and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002).

3.1 The Company's Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 99.10 (A) of the Company's Registration Statement on Form 10-SB, filed January 3,
                2000).

3.2 The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 99.3 (I) of the Company's Registration
                Statement on Form 10-SB, filed January 3, 2000).

10.1            Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan
                (Incorporate by reference to Exhibit 10.1 of the Company's
                Registration Statement on Form S-8, SEC File No. 103255).

10.3 Promissory Note dated November 12, 2002 (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, filed November 22, 2002).

31.1            Section 302 Certification by the Corporation's Chief Executive
                Officer. (Filed herewith).

31.2            Section 302 Certification by the Corporation's Chief Financial
                Officer. (Filed herewith).

32.1            Section 906 Certification by the Corporation's Chief Executive
                Officer. (Filed herewith).

32.2            Section 906 Certification by the Corporation's Chief Financial
                Officer. (Filed herewith).