Form 10QSB
period 2003-09-30
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2003-11-20
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-27513

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                              COLORADO                                                                 84-1308436
--------------------------------------------------------------------                   ------------------------------------------
(State or other jurisdiction of incorporation or organization)                           (IRS Employer Identification No.)

              1401 17TH STREET, SUITE 1150, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 295-0206
                       ----------------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2003, the issuer had 22,275,000 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                             F-1

Item 2.  Management's Plan of Operation.                                                                  1

Item 3.  Controls and Procedures                                                                          2

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                3

Item 2.  Changes in Securities and Use of Proceeds                                                        3

Item 3.  Defaults upon Senior Securities                                                                  3

Item 4.  Submission of Matters to a Vote of Security Holders                                              3

Item 5.  Other Information                                                                                3

Item 6.  Exhibits and Reports on Form 8-K                                                                 4

Signatures                                                                                                4

PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements




                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                               September 30, 2003

                                                                                                              PAGE

Financial Statements:

         Consolidated Balance Sheets                                                                          F-2

         Consolidated Statements of Operations                                                                F-3

         Consolidated Statements of Cash Flows                                                                F-4

         Notes to Consolidated Financial Statements                                                           F-5

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,       June 30,
                                                                                        2003              2003
                                                                                     (Unaudited)        (Note 1)
                                                                                    ------------      ------------
                                     ASSETS

CURRENT ASSETS
    Cash                                                                            $     66,510      $        136
    Deferred costs                                                                        58,500            58,500
                                                                                    ------------      ------------
      Total current assets                                                               125,010            58,636

    Equipment                                                                             20,000            20,000
                                                                                    ------------      ------------

           Total assets                                                             $    145,010      $     78,636
                                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $    320,608      $    278,522
    Debentures payable and accrued interest                                               44,050            38,800
    Current portion of notes payable                                                     190,000           190,000
                                                                                    ------------      ------------
      Total current liabilities                                                          554,658           507,322

Note payable and accrued interest, net of current portion                                161,050           180,800
                                                                                    ------------      ------------
      Total liabilities                                                                  715,708           688,122
Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Preferred Stock, $10 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                                            --                --
    Common stock, no par value; 200,000,000 shares
      authorized, 22,225,000 and 18,285,000 shares issued
      and outstanding                                                                    386,200           140,000
    Deficit accumulated during the development period                                   (920,898)         (749,486)
    Less stock receivable                                                                (36,000)               --
                                                                                    ------------      ------------
           Total stockholders' (deficit)                                                (570,698)         (609,486)
                                                                                    ------------      ------------
           Total liabilities and stockholders' (deficit)                            $    145,010      $     78,636
                                                                                    ============      ============


               The accompanying notes are an integral part of the
                              financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        May 28, 2002
                                                 Three months        Three months        (Inception)
                                               ending September    ending September   Through September
                                                   30, 2003            30, 2002           30, 2003
                                               ----------------    ----------------   -----------------
Revenues                                        $           --      $           --      $           --

General and administrative expenses:
      Consulting fees paid by issuing stock             46,200                  --              99,450
      Consulting fees                                   35,360              20,000              93,760
      Professional fees                                 15,799              17,085              96,722
      Salaries                                          60,000                  --             210,000
      Administrative expenses                            8,803                 622              41,116
      Fee for public reporting                              --                  --             360,000
                                                --------------      --------------      --------------
Total general and administrative expenses              166,162              37,707             901,048

(Loss) from operations                                (166,162)            (37,707)           (901,048)

Interest expense                                        (5,250)                 --             (19,850)

Net (loss) before income taxes                        (171,412)            (37,707)           (920,898)

Provision for income taxes                                  --                  --                  --
                                                --------------      --------------      --------------

Net (loss)                                      $     (171,412)     $      (37,707)     $     (920,898)
                                                ==============      ==============      ==============

Net (Loss) per common share                                Nil      $          Nil      $         (.05)

Weighted average common shares outstanding          20,695,000          15,000,000          17,648,941

               The accompanying notes are an integral part of the
                              financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                May 28, 2002
                                                                                                 (Inception)
                                                        Three Months        Three Months           Through
                                                     ending September     ending September      September 30,
                                                          30, 2003            30, 2002               2003
                                                     ----------------     ----------------     ----------------
Cash flows from operating activities:
    Net loss                                         $       (171,412)    $        (38,157)            (920,898)
    Reconciling adjustments:
      Common stock issued for services                         46,200                   --               61,200
      Options issued for services                                  --                   --               38,250
      Interest added to notes payable                           5,500                   --               20,100
      Note issued for public reporting expense                     --                   --              360,000
    Change in operating assets and liabilities:
      Prepaid expenses                                             --              (10,000)             (58,500)
      Accounts payable and accrued expenses                    42,086               13,660              320,608
                                                     ----------------     ----------------     ----------------
Net cash (used for) operating activities                      (77,626)             (34,497)            (179,240)

Cash flows from investing activities:
    Purchase of equipment                                          --                   --              (20,000)
                                                     ----------------     ----------------     ----------------
Cash provided by investing activities                              --                   --              (20,000)

Cash flows from financing activities:
    Proceeds from debenture                                        --               25,000               35,000
    Proceeds from sale of stock                               164,000                   --              250,750
    Repayment of note payable                                 (20,000)                  --              (20,000)
                                                     ----------------     ----------------     ----------------
Cash provided by financing activities                         144,000               25,000              265,750

Net change in cash                                             66,374               (9,497)              66,510
Beginning cash balance                                            136               10,000                   --
                                                     ----------------     ----------------     ----------------
Ending cash balance                                  $         66,510     $            503     $         66,510
                                                     ================     ================     ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                       $             --     $             --     $             --
      Income taxes                                   $             --     $             --     $             --


               The accompanying notes are an integral part of the
                              financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS


The accompanying consolidated financial statements included herein have been prepared by Prime Rate Income & Dividend Enterprises, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2003 were taken from the audited financial statements of that date.

NOTE 2 - ACQUISITION OF U.S. MEDICAL SYSTEMS, INC.

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

NOTE 3 - STOCK TRANSACTIONS

During the quarter ending September 30, 2003, the company sold 3,240,000 shares of common stock for $164,000, which was an average price of $.05 per share.

During July, 2003, the Company issued 700,000 shares of common stock to consultants in payment of services. The shares were recorded at estimated fair value of $46,200 ($.07 per share).


               The accompanying notes are an integral part of the
                              financial statements.

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

Simultaneously with the execution of the Reorganization Agreement, and effective November 12, 2002, the officers and directors of the Company resigned, and members of USMS's management team were appointed as officers and directors of the Company and will serve until their successors are duly elected at the next annual shareholders' meeting of the Company. New management is focusing on executing USMS's medical device marketing and distribution business plan.

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

Pursuant to the Reorganization Agreement, the Company executed a $360,000 promissory note in favor of Pride, Inc. The note requires $10,000 monthly payments, accrues interest at 4.25% per annum, simple, payable monthly in arrears, with the remaining balance due November 12, 2005. In addition, Rangeley had pledged to Pride, Inc. 7,500,000 shares of the Company which were issued to Rangeley as part of the reorganization as collateral to secure repayment of the promissory note.

Pursuant to an agreement dated October 24, 2003, between the Company and Pride, Inc., the parties agreed to amend certain provisions of the Reorganization Agreement, as described in Part II, Item 5, below.

FINANCIAL CONDITION

The Company is a development stage company and has generated no revenues in the cumulative period from inception through September 30, 2003, and has accrued an accumulated deficit of approximately $920,000.

The Company has experienced difficulties and delays in completing transactions and implementing its business plan to provide medical devices and support services to the healthcare industry. However, the Company believes that its current business plan remains viable, and management continues to pursue it.

In July 2003, the Company completed a private placement of 3,200,000 shares of its common stock. Aggregate proceeds from the sale of the common stock was $160,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The purpose of the offering was to provide working capital for the Company.

Between August and October 2003, the Company sold 90,000 shares of its common stock at $.10 per share to three investors. Aggregate proceeds from the sale of the common stock was $9,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The purpose of the offering was to provide working capital for the Company.

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


ITEM 3. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

Between August and October 2003, the Company sold 90,000 shares of its common stock at $.10 per share to three investors. Aggregate proceeds from the sale of the common stock was $9,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION.

Pursuant to an Agreement dated October 24, 2003, between the Company and Pride, Inc., the parties agreed to amend certain provisions of the Agreement and Plan of Reorganization dated November 12, 2002. The changes are as follows:

1. The number of shares of common stock of the Company which the Company shall have the option to repurchase from Pride, Inc. at $1.00 per share, within 18 months after the closing, was increased from 1 million to 1,650,000. The Company shall continue to have a 15 day right-of first refusal to repurchase any portion of the 1,650,000 shares that Pride, Inc. owns.

2. Pride, Inc. waived any prior failure of the Company to make any monthly installment payment when due under the $360,000 promissory note issued by the Company to Pride, Inc., agreed that the Company shall recommence making $10,000 monthly payments on December 15, 2003, and agreed to extend the maturity date to September 15, 2006. All other terms and conditions of the promissory note remain unchanged.

3. The time period to complete the spin-off of Pride, Inc. was extended from 12 months after closing to 24 months after closing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
No.      Description

2.2 Agreement and Plan of Reorganization dated November 12, 2002 by and among the Company, U.S. Medical Systems, Inc. ("USMS") and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002).

2.3 Agreement dated October 24, 2003, between the Company and Pride, Inc. (Filed herewith.)

3.1 The Company's Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 99.10 (A) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000).

3.2 The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 99.3 (I) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000).

10.1 Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, SEC File No. 103255).

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

(b) Reports on Form 8-K. None.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIME RATE INCOME & DIVIDEND
                                        ENTERPRISES, INC.


DATE: November 19, 2003                 By: /s/ Peter G. Futro
                                            -------------------------------
                                            Peter G. Futro,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION


2.2 Agreement and Plan of Reorganization dated November 12, 2002 by and among the Registrant, U.S. Medical Systems, Inc. ("USMS") and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002).

2.3      Agreement dated October 24, 2003, between the Company and Pride, Inc.
         (Filed herewith.)

3.1      The Company's Articles of Incorporation, as currently in effect.
         (Incorporated by reference to Exhibit 99.10 (A) of the Company's
         Registration Statement on Form 10-SB, filed January 3, 2000).

3.2 The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 99.3 (I) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000).

10.1     Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan
         (Incorporated by reference to Exhibit 10.1 of the Company's
         Registration Statement on Form S-8, SEC File No. 103255).

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