Form 10QSB
period 2003-12-31
PRIME RATE INCOME & DIVIDEND ENTERPRISES INC
filed 2004-02-23
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2003

   ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


                                 (303) 295-0206
                           ---------------------------
                           (issuer's telephone number)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes (X)   No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes ( )   No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 17, 2004, the issuer had 25,962,747 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ( )   No (X)

                                      INDEX

                                                                     PAGE
                                                                     ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                         F-1

Item 2.  Management's Plan of Operation.                              1

Item 3.  Controls and Procedures                                      3

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                            4

Item 2.  Changes in Securities and Use of Proceeds                    4

Item 3.  Defaults upon Senior Securities                              4

Item 4.  Submission of Matters to a Vote of Security Holders          5

Item 5.  Other Information                                            5

Item 6.  Exhibits and Reports on Form 8-K                             5

Signatures                                                            6

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                                December 31, 2003

                                                                PAGE
Financial Statements:

         Consolidated Balance Sheets                            F-2

         Consolidated Statements of Operations                  F-3

         Consolidated Statements of Cash Flows                  F-5

         Notes to Consolidated Financial Statements             F-6

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                                                       December 31,         June 30,
                                                                                           2003               2003
                                                                                       (Unaudited)          (Note 1)
                                                                                       ------------        -----------
CURRENT ASSETS
    Cash                                                                               $    33,788         $       136
    Prepaid and deferred costs                                                             264,567              58,500
                                                                                       -----------         -----------
      Total current assets                                                                 298,355              58,636

    Equipment                                                                               20,000              20,000
                                                                                       -----------         -----------

           Total assets                                                                $   318,355         $    78,636
                                                                                       ===========         ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                              $    79,620         $   278,522
    Debentures payable and accrued interest                                                 32,050              38,800
    Current portion of notes payable                                                       230,000             190,000
                                                                                       -----------         -----------
      Total current liabilities                                                            341,670             507,322

Note payable and accrued interest, net of current portion                                  124,875             180,800
                                                                                       -----------         -----------
      Total liabilities                                                                    466,545             688,122
Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
    Preferred Stock, $10 par value; 10,000,000 shares
      authorized, no shares issued and outstanding                                              --                  --
    Common stock, no par value; 200,000,000 shares
      authorized, 25,962,747 and 18,285,000 shares issued
      and outstanding                                                                    1,346,568             140,000
    Deficit accumulated during the development period                                   (1,458,758)           (749,486)
    Less stock receivable                                                                  (36,000)                 --
                                                                                       -----------         -----------
           Total stockholders' (deficit)                                                  (148,190)           (609,486)
                                                                                       -----------         -----------

           Total liabilities and stockholders' (deficit)                               $   318,355         $    78,636
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

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months         Three months
                                                     ending                ending
                                                   December 31,         December 31,
                                                      2003                  2002
                                                   ------------         ------------
Revenues                                           $         --         $         --

General and administrative expenses:
      Consulting fees paid by issuing stock             378,800                   --
      Consulting fees                                    31,200               35,900
      Professional fees                                  20,291               25,284
      Salaries                                           93,333               30,000
      Administrative expenses                             9,293               22,984
      Fee for public reporting                               --              360,000
                                                   ------------         ------------
Total general and administrative expenses               532,917              474,168

(Loss) from operations                                 (532,917)            (474,168)

Interest expense                                         (4,943)              (3,113)

Net (loss) before income taxes                         (537,860)            (477,281)

Provision for income taxes                                   --                   --
                                                   ------------         ------------

Net (loss)                                         $   (537,860)        $   (477,281)
                                                   ============         ============

Net (Loss) per common share                        $       (.02)        $       (.03)

Weighted average common shares outstanding           23,743,874           18,159,333


    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             May 28, 2002
                                                    Six months           Six months          (Inception)
                                                      ending               ending              Through
                                                   December 31,         December 31,         December 31,
                                                       2003                 2002                 2003
                                                   ------------         ------------         ------------
Revenues                                           $         --         $         --         $         --

General and administrative expenses:
      Consulting fees paid by issuing stock             425,000                   --              478,250
      Consulting fees                                    66,560               55,900              124,960
      Professional fees                                  36,090               42,369              117,013
      Salaries                                          153,333               30,000              303,333
      Administrative expenses                            18,096               23,606               50,409
      Fee for public reporting                               --              360,000              360,000
                                                   ------------         ------------         ------------
Total general and administrative expenses               699,079              511,875            1,433,965

(Loss) from operations                                 (699,079)            (511,875)          (1,433,965)

Interest expense                                        (10,193)              (3,563)             (24,793)

Net (loss) before income taxes                         (709,272)            (515,438)          (1,458,758)

Provision for income taxes                                   --                   --                   --
                                                   ------------         ------------         ------------

Net (loss)                                         $   (709,272)        $   (515,438)        $ (1,458,758)
                                                   ============         ============         ============

Net (Loss) per common share                        $       (.03)        $       (.03)        $       (.08)

Weighted average common shares outstanding           21,395,610           16,769,111           18,674,125


    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 May 28, 2002
                                                          Six months          Six months         (Inception)
                                                            ending              ending             Through
                                                         December 31,        December 31,        December 31,
                                                             2003                2002                2003
                                                         ------------        ------------        ------------
Cash flows from operating activities:
    Net loss                                             $  (709,272)        $  (515,438)        $(1,458,758)
    Reconciling adjustments:
      Common stock issued for services                       701,200                  --             716,200
      Options issued for services                                 --                  --              38,250
      Interest added to notes payable                          9,963                  --              24,563
      Note issued for public reporting expense                    --             360,000             360,000
    Change in operating assets and liabilities:
      Prepaid expenses                                      (206,067)            (34,250)           (264,567)
      Accounts payable and accrued expenses                   88,828              80,720             367,350
                                                         -----------         -----------         -----------
Net cash (used for) operating activities                    (115,348)           (108,968)           (216,962)

Cash flows from investing activities:
    Purchase of equipment                                         --                  --             (20,000)
                                                         -----------         -----------         -----------
Cash provided by investing activities                             --                  --             (20,000)

Cash flows from financing activities:
    Proceeds from debenture                                       --              25,000              35,000
    Proceeds from sale of stock                              169,000              74,000             255,750
    Repayment of note payable                                (20,000)                 --             (20,000)
                                                         -----------         -----------         -----------
Cash provided by financing activities                        144,000              99,000             270,750

Net change in cash                                            33,652              (9,968)             33,788
Beginning cash balance                                           136              10,000                  --
                                                         -----------         -----------         -----------
Ending cash balance                                      $    33,788         $        32         $    33,788
                                                         ===========         ===========         ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for -
      Interest                                           $        --         $        --         $        --
      Income taxes                                       $        --         $        --         $        --
    Debt paid by issuing stock                           $   300,368         $        --         $        --



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

NOTE 3 - STOCK TRANSACTIONS

During the six months ending December 31, 2003, the company sold 3,290,000 shares of common stock for $169,000, which was an average price of $.05 per share.

During July, 2003, the Company issued 700,000 shares of common stock to consultants in payment of services. The shares were recorded at estimated fair value of $46,200 ($.07 per share).

During November, 2003, the Company issued 2,620,000 shares of common stock to consultants in payment of services. The shares were recorded at estimated fair value of $655,000 (weighted average $.25 per share).


    The accompanying notes are an integral part of the financial statements.

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


During November, 2003, the Company exchanged one of it outstanding debentures, including accrued interest, for 44,747 shares of common stock valued at $12,638.

During November, 2003, the Company issued 1,023,000 shares of common stock in settlement of accounts payable of $287,730 to related parties.







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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2003 have been included.

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

Pursuant to an agreement dated October 24, 2003, between the Company and Pride, Inc., the parties agreed to amend certain provisions of the Reorganization Agreement. The changes were as follows:

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

Pursuant to an agreement dated January 26, 2004, among the Company, Pride, Inc. and a third party investor, the Company agreed to assign to the third party investor the option to acquire the 1,650,000 shares of the Company from Pride, Inc., and the investor agreed to assume responsibility for the repayment of the $360,000 promissory note that the Company owed to Pride, Inc., and Pride, Inc. agreed to accept payment from the investor.

BUSINESS DEVELOPMENTS

Subsequent to the end of the period covered by this periodic report, the Company, through its wholly owned subsidiary, USMS, made substantial progress in pursuant of its business plan. USMS is a development-stage marketing and distribution organization, which provides medical devices and support services to the healthcare industry. USMS plans to focus on its core competencies in sales and marketing and outsource other functions such as manufacturing and related engineering and product development. In most cases, products will be leased to either the clinician performing the procedure or the affiliated clinics where the procedures are performed. Generally, leased products will be shipped directly to customers by the manufacturer and support services will be provided directly by the manufacturer pursuant to agreements with USMS.

USMS's initial product is the Model LDS-1 Ultrasound Scanner, which is produced by Longport, Inc. of Swarthmore, Pennsylvania. Longport is a medical technology company that specializes in high resolution ultrasound imaging.

The Model LDS-1 Ultrasound Scanner is a unique, portable, high-resolution ultrasound-imaging device. The device allows the first 1 and 1/2 inches of soft tissue to be imaged non-invasively at high resolution using a laptop computer. Applications for the technology include wound detection and assessment, burn treatment, product testing, muscle skeletal imaging, dermatology and women's health issues. The device is patented and has FDA marketing clearance.

In January 2004, USMS completed the initial purchase of nine scanner units from Longport. The Company anticipates that the units will be placed in clinics by the end of the first quarter of 2004.

In January 2004, USMS entered into a distribution agreement with Practice Management Corporation of Lodi, New Jersey , for the distribution of up to 200 ultrasound scanners per year, for a three year period, in the PMC network of health care clinics. PMC is a third-party administrator and represents national healthcare networks, national labor owned insurance companies and national worker compensation carriers in 40 states PMC owns, operates or manages all facets of healthcare delivery systems, including walk-in centers, physical therapy centers, same day surgery centers, MRI/radiology along with its asset management and funding programs for physicians. PMC'S network is represented by 17 unions with a primary membership of approximately 800,000 people and approximately 2.3 million individuals in its insurance pool.

In January 2004, USMS completed the initial purchase of nine scanner units from Longport. The Company anticipates that the units will be placed in clinics by the end of the first quarter of 2004.

In February 2004, USMS entered into a distribution agreement with Longport. USMS will distribute the Longport model LDS-1 ultrasound skin scanner to physicians within networks of medical clinics and intends to expand distribution to nursing homes. The contract calls for a total of 1,900 systems to be purchased over three years with 300 systems to be purchased in year one, 600 systems to be purchased in year two and 1,000 systems to be purchased in year three. As a condition of the contract, USMS has placed a $500,000 deposit towards the purchase of the initial 100 LDS-1 Ultrasound Scanning systems manufactured by Longport.

FINANCIAL CONDITION

The Company is a development stage company and has generated no revenues in the cumulative period from inception through December 31, 2003, and has accrued an accumulated deficit of approximately $1.5 million.

On January 6, 2004, the Company raised $200,000 by issuing a debenture to one investor. The debenture bears interest at the rate of 10% per annum, and is due and payable in 90 days. In the event of a default, the investor may convert the balance due into shares of restricted common stock at a conversion rate of $.50 per share. The investor was also issued a two-year warrant to purchase 40,000 shares of restricted common stock at $1.50 per share.

The Company is in the process of completing a private placement of its common stock. As of the date of filing of this report, the Company has received subscriptions to purchase 915,000 shares of restricted common stock at $1.75 per share, for aggregate proceeds of approximately $1.6 million, and intends to offer to sell up to an additional 600,000 shares (approximately) for up to an additional $1 million (approximately). The Company is agreeing to file a registration statement to register the shares for resale by the investors. The Company intends to use the proceeds to fund the business plan of USMS, and to meet USMS's contractual obligations to Longport and PMC.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. If the Company does not earn adequate revenues to sufficiently fund operations during the next twelve months, the Company will attempt to raise capital through the sale of its securities. There can be no assurance, however, that market conditions will permit the Company to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to the Company.


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

On November 3, 2003, the Company issued an aggregate of 2,620,000 shares of its common stock, valued at $.25 per share for accounting purposes (the market value on the date of the transactions), pursuant to agreements with five consultants, in exchange for consulting services. The transactions did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 3, 2003, the Company issued 560,000 shares of its common stock, valued at $.25 per share for accounting purposes (the market value on the date of the transaction), to Peter G. Futro, the Company's CEO, as payment in full of $140,000 in accrued salary the Company owed to Mr. Futro. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 3, 2003, the Company issued 270,000 shares of its common stock, valued at $.25 per share for accounting purposes (the market value on the date of the transaction), to Futro & Associates, P.C., as payment in full of outstanding invoices totaling $67,552 for legal services the Company owed to Futro & Associates, P.C. The Company's CEO, Peter G. Futro, is a principal of Futro & Associates, P.C. However, Mr. Futro does not bill the Company for any of his time for legal work performed by F&A, and F&A bills the Company at an hourly rate of $85 per hour, which is substantially below market. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 21, 2003, the Company issued 20,000 shares to a holder of a $10,000 debenture that the holder had purchased from the Company's wholly-owned subsidiary, U.S. Medical Systems, Inc. ("USMS") in June 2002. USMS had agreed to issue the holder 20,000 shares as additional consideration for purchasing the debenture, but the shares were never issued. When the Company acquired USMS in November 2002, the Company assumed these obligations. The holder also elected to convert the debenture ($12,638 in principal and accrued interest) into common stock of the Company, and the Company issued 19,747 shares of common stock in settlement of the debenture. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 21, 2003, the Company issued 25,000 shares to a holder of a $25,000 debenture that the holder had purchased from the Company's wholly-owned subsidiary, U.S. Medical Systems, Inc. ("USMS") in October 2002. USMS had agreed to issue the holder 25,000 shares as additional consideration for purchasing the debenture, but the shares were never issued. When the Company acquired USMS in November 2002, the Company assumed these obligations. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

A. On November 3, 2003, the Company granted a one year option to purchase shares of restricted common stock at $.25 per share as follows: George Anagnost (director and Secretary) was granted 250,000 options; Kenton Sieckman (director) was granted 250,000 options; and Jacob Futro (an officer of the Company's subsidiary, USMS) was granted 250,000 options. Jacob Futro is the son of the Company's CEO, Peter Futro.

B. On November 3, 2003, the Company revised its consulting agreement with Thomas
H. King, pursuant to the agreement, Mr. King was issued 920,000 shares of restricted common stock as compensation for his services for the next 12 months. In addition, Mr. King was granted a two year option to acquire 920,000 shares of restricted common stock at an exercise price of $.25 per share. In addition, the Company settled $79,750 in accrued but unpaid consulting fees due to Mr. King by issuing to him 173,000 shares of common stock registered on Form S-8 (resulting in a valuation of $.46 per share).

C. On March 12, 2004, the Company will hold a special meeting of shareholders for the purpose of approving a name change from Prime Rate Income & Dividend Enterprises, Inc. to U.S. Medical Systems Corp. Holders of a majority of the outstanding shares intend to vote for the name change, and proxies are not being solicited. The name change will be effective by the end of March 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.   Description
-----------   -----------
2.2           Agreement and Plan of Reorganization dated November 12, 2002 by and among the Company, U.S. Medical
              Systems, Inc. ("USMS") and certain shareholders of USMS. (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002.)

2.3           Agreement dated October 24, 2003, between the Company and Pride, Inc. (Incorporated by reference to
              Exhibit 2.3 of the Company's quarterly report on Form 10-QSB for the period ended September 30, 2003.)

3.1           The Company's Articles of Incorporation, as currently in effect. (Incorporated by reference to
              Exhibit 99.10 (A) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000.)

3.2           The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 99.3 (I) of the
              Company's Registration Statement on Form 10-SB, filed January 3, 2000.)

10.1          Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan. (Incorporate by reference to Exhibit
              10.1 of the Company's Registration Statement on Form S-8, SEC File No. 103255.)

10.3          Promissory Note dated November 12, 2002. (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, filed November 22, 2002.)

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

                                       PRIME RATE INCOME & DIVIDEND ENTERPRISES,
                                       INC.


DATE:  February 23, 2004               By: /s/ Peter G. Futro
                                          --------------------------------------
                                          Peter G. Futro, Chief Executive
                                          Officer and Chief Financial Officer

Exhibit No.   Description
-----------   -----------
2.2           Agreement and Plan of Reorganization dated November 12, 2002 by and among the Company, U.S. Medical
              Systems, Inc. ("USMS") and certain shareholders of USMS. (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K, filed November 22, 2002.)

2.3           Agreement dated October 24, 2003, between the Company and Pride, Inc. (Incorporated by reference to
              Exhibit 2.3 of the Company's quarterly report on Form 10-QSB for the period ended September 30, 2003.)

3.1           The Company's Articles of Incorporation, as currently in effect. (Incorporated by reference to
              Exhibit 99.10 (A) of the Company's Registration Statement on Form 10-SB, filed January 3, 2000.)

3.2           The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 99.3 (I) of the
              Company's Registration Statement on Form 10-SB, filed January 3, 2000.)

10.1          Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock Plan. (Incorporate by reference to Exhibit
              10.1 of the Company's Registration Statement on Form S-8, SEC File No. 103255.)

10.3          Promissory Note dated November 12, 2002. (Incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, filed November 22, 2002.)

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