Form 10QSB
period 2004-03-31
US MEDSYS CORP
filed 2004-04-21
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                           For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                                    Commission file number: 0-27513

                                U.S. MEDSYS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

            COLORADO                                       84-1308436
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              1401 17TH STREET, SUITE 1150, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 296-2690
                           ---------------------------
                           (issuer's telephone number)

                 PRIME RATE INCOME & DIVIDEND ENTERPRISES, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 8, 2004, the issuer had 28,115,546 shares of its no par value common stock outstanding.

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

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004

FINANCIAL STATEMENTS:

              Consolidated balance Sheets                                      F-2

              Consolidated Statements of operations                            F-3

              Consolidated Statements of Cash Flows                            F-5

              Notes to Consolidated Financial Statements                       F-6

                                U.S. MEDSYS CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,      June 30,
                                                                        2004            2003
                                                                     (UNAUDITED)      (Note 1)
                                                                     ----------      ----------
                                                 ASSETS
CURRENT ASSETS
            Cash                                                     $2,048,180      $      136
            Prepaid costs and deposits                                  790,267          58,500
            Inventory                                                   130,000              --
                                                                     ----------      ----------
            Total current assets                                      2,968,447          58,636
                                                                     ----------      ----------
            Intangible assets, net of $30,300 accumulated
                        amortization                                    594,700              --
            Office equipment                                             18,640              --
            Equipment                                                    20,000          20,000
                                                                     ----------      ----------
            Total assets                                             $3,601,787      $   78,636
                                                                     ==========      ==========

                        LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
            Accounts payable and accrued expenses                    $  219,058      $  278,522
            Debentures payable and accrued interest                          --          38,800
            Current portion of notes payable                                 --         190,000
                                                                     ----------      ----------
            Total current liabilities                                   219,058         507,322
            Note payable and accrued interest,
                        net of current portion                               --         180,800
                                                                     ----------      ----------

                        Total liabilities                               219,058         688,122

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
            Preferred Stock, $10 par value; 10,000,000 shares
              authorized, no shares issued and outstanding                   --              --
            Common stock, no par value; 200,000,000 shares
              authorized, 28,115,546 and 18,285,000 shares
               issued and outstanding                                 5,173,774         140,000
            Common stock warrants                                        56,000
            Deficit accumulated during the development period        (1,811,045)       (749,486)
            Less stock receivable                                       (36,000)             --
                                                                     ----------      ----------
                        Total stockholders' equity (deficit)          3,382,729        (609,486)
                                                                     ----------      ----------

            Total liabilities and stockholders' equity (deficit)     $3,601,787      $   78,636
                                                                     ==========      ==========

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS      THREE MONTHS
                                                           ENDING            ENDING
                                                          MARCH 31,         MARCH 31,
                                                            2004              2003
                                                        ------------      ------------
REVENUES                                                $         --      $         --

General and administrative expenses:
              Consulting fees paid by issuing stock               --            38,250
              Consulting fees                                 24,010             2,500
              Professional fees                               32,118            20,198
              Salaries                                        96,287            60,000
              Administrative expenses                        107,410             4,761
              Amortization                                    30,300                --
                                                        ------------      ------------
Total general and administrative expenses                    290,125           125,709

(Loss) from operations                                      (290,125)         (125,709)

Interest expense                                             (62,162)           (3,113)
                                                        ------------      ------------

Net (loss) before taxes                                     (352,287)         (128,822)

Provision for income taxes                                        --                --
                                                        ------------      ------------

Net (loss)                                              $   (352,287)     $   (128,822)
                                                        ============      ============

Net (loss) per common share                             $      (0.01)     $      (0.03)
                                                        ============      ============

Weighted average common shares outstanding                26,500,947        17,000,000
                                                        ============      ============

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            MAY 28, 2002
                                                        NINE MONTHS       NINE MONTHS       (INCEPTION)
                                                           ENDING           ENDING            THROUGH
                                                          MARCH 31,        MARCH 31,          MARCH 31,
                                                            2004             2003              2004
                                                        ------------      ------------      ------------
REVENUES                                                $         --      $         --      $         --

General and administrative expenses:
              Consulting fees paid by issuing stock          425,000            38,250           478,250
              Consulting fees                                 90,570            58,400           148,970
              Professional fees                               68,208            62,567           149,131
              Salaries                                       249,620            90,000           399,620
              Administrative expenses                        125,506            28,367           157,819
              Fee for public reporting                            --           360,000           360,000
              License fees                                    30,300                --            30,300
                                                        ------------      ------------      ------------

Total general and administrative expenses                    989,204           637,584         1,724,090

(Loss) from operations                                      (989,204)         (637,584)       (1,724,090)

Interest expense                                             (72,355)           (6,676)          (86,955)
                                                        ------------      ------------      ------------

Net (loss) before taxes                                   (1,061,559)         (644,260)       (1,811,045)

Provision for income taxes                                        --                --                --
                                                        ------------      ------------      ------------

Net (loss)                                              $ (1,061,559)     $   (644,260)     $ (1,811,045)
                                                        ============      ============      ============

Net (loss) per common share                             $      (0.04)     $      (0.04)     $      (0.09)

Weighted average common shares outstanding                23,627,153        16,000,000        20,426,177
                                                        ============      ============      ============

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             MAY 28, 2002
                                                              NINE MONTHS     NINE MONTHS     (INCEPTION)
                                                                ENDING          ENDING         THROUGH
                                                               MARCH 31,       MARCH 31,       MARCH 31,
                                                                 2004            2003            2004
                                                              -----------     ----------      -----------
Cash flows from operating activities:
              Net loss                                        $(1,061,559)    $ (664,260)     $(1,811,045)
              Reconciling adjustments:
                 Amortization                                      30,300                          30,300
                 Common stock issued for services                 701,200                         716,200
                 Options issued for services                                                       38,250
                 Interest added to notes payable                    5,225                          19,825
                 Note issued for public reporting expense               -                         360,000
              Change in operating assets and liabilities:
                 Prepaid expenses                                (731,767)       (58,500)        (790,267)
                 Inventory                                       (130,000)                       (130,000)
                 Accounts payable and accrued activities          227,104        202,760          505,626
                                                              -----------     ----------      -----------
Net cash (used for) operating activities                         (959,497)      (520,000)      (1,061,111)

Cash flows from investing activities:
              Purchase of equipment                               (18,640)       (20,000)         (38,640)
              Purchase of intangible assets                      (625,000)       (20,000)        (625,000)
                                                              -----------     ----------      -----------
                                                                 (643,640)       (20,000)        (663,640)

Cash provided by investing activities
              Proceeds from debenture                                             25,000           35,000
              Proceeds from sale of stock                       3,696,181        125,000        3,782,931
              Repayment of note payable                           (45,000)                        (45,000)
              Proceeds from note payable                                         360,000
                                                              -----------     ----------      -----------
Cash provided by financing activities                           3,651,181        510,000        3,772,931

Net change in cash                                              2,048,044        (10,000)       2,048,180
Beginning cash balance                                                136         10,000
                                                              -----------     ----------      -----------
Ending cash balance                                             2,048,180              -        2,048,180
                                                              ===========     ==========      ===========

    The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The accompanying consolidated financial statements included herein have been prepared by U.S. MedSys Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally found in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for June 30, 2003 were taken from the audited financial statements of that date.

NOTE 2 - NAME CHANGE

In March 2004, a special shareholders meeting was held for the purpose of obtaining shareholder approval to change the Company's name from Prime Rate Income & Dividend Enterprises, Inc. to U.S. MedSys Corp. The motion was approved and the effective date for the name change to U.S. MedSys Corp. was the open of business March 29, 2004. The new symbol for U.S. MedSys Corp. is UMSY.

NOTE 3 - ACQUISITION OF U.S. MEDICAL SYSTEMS, INC. (NOW KNOW AS U.S. MEDSYS TECHNOLOGIES, INC.)

In November of 2002, the Company entered into an agreement and plan of reorganization with U.S. Medical Systems, Inc., a Nevada corporation (U.S. Medical Systems, Inc. changed its name to U.S. MedSys Technologies, Inc. in April 2004) ("USMT") whereby the Company acquired USMT.

The acquisition is accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (USMT) are presented for historical comparative purposes.

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS

During July, 2003, the Company issued 700,000 shares of common stock to consultants in payment of services. The shares were recorded at an estimated fair value of $46,200 ($.07 per share)

During November, 2003, the Company issued 2,620,000 shares of common stock to consultants in payment of services. The shares were recorded at an estimated fair value of $655,000 (weighted average $.25 per share)

During November, 2003, the Company exchanged one of its outstanding debentures, including accrued interest, for 44,747 shares of common stock valued at $12,638.

During November, 2003, the Company issued 1,023,000 shares of common stock in settlement of accounts payable of $287,730 to related parties.

During the six months ending December 31, 2003 the Company sold 3,290,000 shares of common stock for $169,000, which was an average of $.05 per share.

During March, 2004, the Company sold 2,152,799 shares of common stock for $3,767,399 less offering costs of $296,218 for a net increase in the Capital account of $3,471,121, which was $1.61 per share.

During January 2004, the Company issued a debenture for $200,000, at 10% interest (per annum), to one investor. Attached to the debenture was a two-year warrant to purchase 40,000 shares of restricted stock at $1.50 per share. The proceeds from the debenture was allocated between the debenture payable and warrants based on the fair market values of each. Prior to the end of the quarter the debenture was paid in full.

Pursuant to an agreement dated January 26, 2004 among the Company, Pride, Inc. (a former subsidiary of the Company) and a third party investor, the Company agreed to assign to the third party investor the Company's option to reacquire 1,650,000 shares of the Company owned by Pride, Inc. (which was given as part of the acquisition of USMT), the investor agreed to assume responsibility for the repayment of the $360,000 promissory note that the Company owed to Pride, Inc., and Pride, Inc. agreed to accept payment of the note from the investor. In March 2004, the third-party investor completed the purchase of the 1,650,000 shares from Pride, Inc., and the $360,000 promissory note was cancelled. The Company recorded the cancellation of the outstanding balance of the note and accrued interest in the amount of $356,025 as a contribution to capital.

                                U.S. MEDSYS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

During the quarter, the Company, through its wholly owned subsidiary, USMT, entered into a distribution agreement with Longport, Inc., a medical technology company that specializes in high resolution ultrasound imaging. USMT will distribute the Longport Model LDS-1 ultrasound skin scanner to physicians within networks of medical clinics. The Company paid $525,000 to Longport for the right to be the "Exclusive Distributor" of the scanner in the United States. The cost of this "License Agreement" will be amortized over the three year contract period.

During the quarter, USMT entered into a distribution agreement with Practice Management Corporation ("PMC") for the distribution of up to 200 ultrasound scanners per year, for a three year period. The Company agreed to pay $100,000 to PMC for the distribution agreement and the cost will be amortized over the three year contract period.

NOTE 6 - COMMITMENTS

Under the terms of the agreement with Longport, USMT agreed to purchase 1,900 scanner units over three years, with 300 systems to be purchased in year one, 600 systems to be purchased in year two and 1,000 systems to be purchased in year three. As a condition of the contract, USMT placed a $500,000 deposit towards the purchase of the initial 100 scanner units.

Under the terms of the agreement with PMC, USMT agreed to pay $100,000 to PMC, payable at the rate of $10,000 per month for ten months, plus a $5,000 placement fee for each scanner sold in PMC's network.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the U.S. MedSys Corp. (the "Company") financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2004 have been included.

BUSINESS PROGRESS

The Company operates through its wholly owned subsidiary, U.S. MedSys Technologies, Inc. (formerly U.S. Medical Systems, Inc.) ("USMT"). The Company acquired USMT in November 2002 in a transaction that was treated as a reverse acquisition for accounting purposes.

During the quarter, the Company, through its wholly owned subsidiary, U.S. MedSys Technologies, Inc. ("USMT"), made substantial progress in pursuant of its business plan. USMT is a development-stage marketing and distribution organization, which provides medical devices and support services to the healthcare industry. USMT plans to focus on its core competencies in sales and marketing and outsource other functions such as manufacturing and related engineering and product development. In most cases, products will be leased to either the clinician performing the procedure or the affiliated clinics where the procedures are performed. Generally, leased products will be shipped directly to customers by the manufacturer and support services will be provided directly by the manufacturer pursuant to agreements with USMT.

USMT's initial product is the Model LDS-1 Ultrasound Scanner, which is produced by Longport, Inc. of Swarthmore, Pennsylvania. Longport is a medical technology company that specializes in high resolution ultrasound imaging.

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

In January 2004, USMT completed the initial purchase of nine scanner units from Longport. Subsequent to the end of the quarter, five units were placed into use in health care clinics.

In January 2004, USMT announced that it had entered into a distribution agreement with Practice Management Corporation ("PMC") of Lodi, New Jersey, for the distribution of up to 200 ultrasound scanners per year, for a three year period, in the PMC network of health care clinics. PMC is a third-party administrator and represents national healthcare networks, national labor owned insurance companies and national worker compensation carriers in 40 states. PMC owns, operates or manages all facets of healthcare delivery systems, including walk-in centers, physical therapy centers, same day surgery centers, MRI/radiology along with its asset management and funding programs for physicians. PMC'S network is represented by 17 unions with a primary membership of approximately 800,000 members, and approximately 2.3 million individuals in its insurance pool. Under the terms of the Agreement with PMC, USMT agreed to pay $100,000 to PMC, payable at the rate of $10,000 per month for ten months, plus a $5,000 placement fee for each scanner sold in PMC's network. Subject to agreement with individual clinics, PMC shall be reimbursed for administrative fees, and USMT shall be paid a usage fee based on a separate license agreement with the individual clinics.

In February 2004, USMT entered into a distribution agreement with Longport. USMT will distribute the Longport model LDS-1 ultrasound skin scanner to physicians within networks of medical clinics and intends to expand distribution to nursing homes. The contract calls for a total of 1,900 scanner units to be purchased over three years with 300 systems to be purchased in year one, 600 systems to be purchased in year two and 1,000 systems to be purchased in year three. As a condition of the contract, USMT has placed a $500,000 deposit towards the purchase of the initial 100 scanner units.

The Company also paid $525,000 to Longport for the right to be the "Exclusive Distributor" of the scanner in the "wound care market" in the United States. The "wound care market" is defined as nursing homes, assisted care living facilities, rehabilitation centers and operating wound care centers.

FINANCIAL CONDITION

The Company is a development stage company and has generated no revenues in the cumulative period from inception through March 31, 2004, and has accrued an accumulated deficit of approximately $1.8 million.

As of March 31, 2004, the Company had approximately $3.6 million in total assets, approximately $2 million in cash on hand, and approximately $219,000 in total liabilities.

On January 6, 2004, the Company raised $200,000 by issuing a 90-day debenture to one investor, which paid 10% interest (per annum). The investor was also issued a two-year warrant to purchase 40,000 shares of restricted common stock at $1.50 per share. Prior to the end of the quarter, the Company repaid the debenture in full.

During the quarter the Company completed a private placement of its common stock. The Company sold 2,152,799 shares of its common stock at $1.75 per share to 45 accredited investors. Aggregate proceeds from the sale of the common stock was $3,767,399. The Company paid to Summit Financial Partners a finder's fee equal to 7% of the gross proceeds.

In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors.

As further described in Part II, Item 5, below, during the quarter, the Company's outstanding promissory note in the face amount of $360,000 was paid in full by a third part investor, and the note was cancelled.

As a result of the private placement financing that was completed during the quarter, the Company will have adequate funds available to fund its operations over the next twelve months.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Between January 20 and March 16, 2004, the Company sold 2,152,799 shares of its common stock at $1.75 per share to 45 accredited investors. Aggregate proceeds from the sale of the common stock was $3,767,399. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company paid to Summit Financial Partners a finder's fee equal to 7% of the gross proceeds. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Stockholders' Meeting on March 12, 2004 to vote on the adoption of an amendment to the Company's Articles of Incorporation to change the name of the Company from Prime Rate Income & Dividend Enterprises, Inc. to U.S. MedSys Corp. Proxies were not solicited. Only shareholders of record as of February 5, 2004, representing an aggregate of 25,962,747 shares outstanding, were entitled to vote at the meeting. The amendment to change the Company's name was adopted by an affirmative vote of 14,415,800 shares, which was 55% of the required amount of votes necessary to approve the amendment. There were no votes against the proposal.

The name change became effective March 29, 2004.

ITEM 5. OTHER INFORMATION.

On April 6, 2004, the name of the company's wholly-owned subsidiary, U.S. Medical Systems, Inc. (a Nevada corporation) was changed to U.S. MedSys Technologies, Inc.

Pursuant to an agreement dated January 26, 2004, among the Company, Pride, Inc. (a former subsidiary of the Company) and a third-party investor, the Company agreed to assign to the third party investor the Company's option to reacquire 1,650,000 shares of the Company owned Pride, Inc., the investor agreed to assume responsibility for the repayment of the $360,000 promissory note that the Company owed to Pride, Inc., and Pride, Inc. agreed to accept payment of the note from the investor. In March 2004, the third-party investor completed the purchase of the 1,650,000 shares from Pride, Inc., and the $360,000 promissory note was cancelled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.       Description
-----------       -----------
2.2               Agreement and Plan of Reorganization dated November 12, 2002 by and among the Company, U.S. Medical Systems, Inc. (now
                  known as U.S. MedSys Technologies, Inc.) ("USMT") and certain shareholders of USMT. (Incorporated by reference to Exhibit
                  2.2 of the Company's current report on Form 8-K, filed
                  November 22, 2002.)

2.3               Agreement dated October 24, 2003, between the Company and
                  Pride, Inc. (Incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-QSB for the period ended
                  September 30, 2003.)

3.3 The Company's Articles of Incorporation, as amended and currently in effect. (Filed herewith.)

3.4               The Company's Bylaws, as amended and currently in effect.
                  (Filed herewith.)

10.1              Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock
                  Plan. (Incorporate by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, SEC File No.
                  103255.)

10.4              Distribution Agreement between the Company's subsidiary, U.S.
                  MedSys Technologies, Inc., and Longport, Inc. dated February
                  11, 2004. (Filed herewith.)

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

                               U.S. MEDSYS CORP.

DATE:  April 21, 2004          By: /s/ Peter G. Futro
                                   -------------------------------
                                   Peter G. Futro, Chief Executive Officer and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
2.2               Agreement and Plan of Reorganization dated November 12, 2002 by and among the Company, U.S. Medical Systems, Inc. (now
                  known as U.S. MedSys Technologies, Inc.) ("USMT") and certain shareholders of USMT. (Incorporated by reference to Exhibit
                  2.2 of the Company's current report on Form 8-K, filed
                  November 22, 2002.)

2.3               Agreement dated October 24, 2003, between the Company and
                  Pride, Inc. (Incorporated by reference to Exhibit 2.3 of the Company's quarterly report on Form 10-QSB for the period ended
                  September 30, 2003.)

3.3 The Company's Articles of Incorporation, as amended and currently in effect. (Filed herewith.)

3.4               The Company's Bylaws, as amended and currently in effect.
                  (Filed herewith.)

10.1              Prime Rate Income & Dividend Enterprises, Inc. 2003 Stock
                  Plan. (Incorporate by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, SEC File No.
                  103255.)

10.4              Distribution Agreement between the Company's subsidiary, U.S.
                  MedSys Technologies, Inc., and Longport, Inc. dated February
                  11, 2004. (Filed herewith.)

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