Form 10KSB
period 2004-06-30
US MEDSYS CORP
filed 2004-10-21
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     For the fiscal year ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                         Commission file number: 0-27513

                                U.S. MEDSYS CORP.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Colorado                                         84-1308436
----------------------------------                      ------------------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)


 1401 - 17th Street, Suite 1150, Denver, Colorado                    80202
--------------------------------------------------              ----------------
     (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (303) 296-2690

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year. $201,820.

      As of September 30, 2004, the aggregate market value of the voting stock held by non-affiliates, approximately 20,086,309 shares of Common Stock, was approximately $50.6 million based on an average of the bid and ask prices of approximately $2.52 per share of Common Stock on such date.

      The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 2004 was 28,738,546 shares.

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

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

U.S. MedSys Corp. was incorporated in Colorado on May 1, 1995 as Prime Rate Income & Dividend Enterprises, Inc. We changed our name to U.S. MedSys Corp. on March 29, 2004.

On November 12, 2002, we acquired 100% of the issued and outstanding common stock of U.S. MedSys Technologies, Inc. (formerly known as U.S. Medical Systems, Inc.) ("USMS") from the sole shareholder of USMS, Rangeley Corporation ("Rangeley"). As a result, USMS became a wholly-owned subsidiary of the Company, our former officers and directors resigned, and members of USMS's management team were appointed as new officers and directors, to serve until their successors are duly elected at the next annual shareholders' meeting of the Company.

As part of the reorganization, ownership of our former subsidiary, Pride, Inc., which operated a real estate investment business, was transferred to Michael L. Schumacher, a former officer and director of the Company. Mr. Schumacher agreed to assume independent responsibility for the completion of registration statement by Pride, Inc. for a "spin-off" distribution of shares of Pride, Inc. to the shareholders of record at November 27, 2002 (excluding Rangeley).

CURRENT BUSINESS PLAN

Our objective is to become a network marketing and distribution organization which provides medical technology and support services to the healthcare industry. In addition, we are focusing on network development and marketing in areas that are synergistic such as disease management (diabetes) and podiatry.

DESCRIPTION OF MARKETS

      Medical Clinic Network

We are initially focusing our efforts in the placement of high resolution imaging systems in medical care facilities through existing networks.

One such network is managed by Practice Management Corporation ("PMC"), headquartered in Hasbrouck Heights, New Jersey. PMC is a third party administrator and consultant to labor unions, and has been in business since 1986. PMC represents national healthcare networks; national labor owned insurance companies and national worker compensation carriers.

A second network is New York Home Health Care Equipment, a provider of comprehensive services at competitive costs to hospitals, long-term care facilities, and home care patients in the greater New York area and New Jersey.

We are continuously pursuing other network opportunities.

      Podiatric Network

In May 2004 we executed an operating agreement for the formation of PMC/Foot Care Network, LLC, to establish the country's largest podiatric network, based in Hasbrouck Heights, New Jersey. Under the terms of the agreement, we invested $400,000 in PMC/Foot Care Network, in return for a 51% ownership position. PMC is a 25% equity member in the LLC and is the manager of the network.

PMC/Foot Care Network is a national network of board-certified podiatric surgeons offering clients the opportunity to receive professional podiatric services within a cost contained managed care program. PMC/Foot Care expertise includes, network development and administration, credentialing, utilization management and claims administration. As the cost of healthcare in our country rises at an alarming rate, healthcare organizations, insurance companies and individuals nationwide are seeking means of controlling their healthcare expenses. Over the past ten years, podiatric healthcare has emerged as a force in the healthcare industry. The existing demand for podiatric therapies is already placing a great strain on Medicare due in part to the aging of the "Baby Boomer" population and the reinsurance market creating the need for streamlined management of health and workers compensation benefits. In response to this demand PMC/Foot Care Network offers a cost-effective solution, maintaining the highest standards of excellence for the management of alternative care benefits, and believes it is properly positioned to capture a significant portion of this developing market.

PMC/Foot Care Network, created and managed by a diverse group of healthcare executives and Board Certified practicing podiatrists, has created a select group of geographically distributed podiatrists in 2,600 offices throughout New Jersey, New York, Pennsylvania, Connecticut, Delaware, Florida, Maryland, Virginia, Georgia, Maine, Massachusetts, New Hampshire, Rhode Island, Vermont and Washington D.C., with the ability to expand as needed. PMC/Foot Care Network providers are all board certified and recognized by the American Podiatric Medical Association. The company offers other services including managing and processing claims adjudication, fraud and abuse, grievance and appeal and member services. We are dedicated to a cost containing quality podiatric healthcare delivery system. Customers include unions, workers compensation benefit plans, ERISA plans, self-funded plans, no-fault carriers, and other alternative care networks.

The administrative board of PMC/Foot Care Network is comprised of practicing podiatrists. They have a combined 75 years of clinical experience in podiatric medicine. These administrators are boarded by The American Board of Quality Assurance and Utilization Review Physicians, The American Board of Podiatric Surgery, and are Fellows of the American College of Foot and Ankle Surgeons. As a professional consortium, the Board serves the Network's members as intermediaries whose primary responsibilities include managing a high-quality podiatric care delivery system within a cost-effective fee structure. They administer the claim review system and maintain quality control program standards. In addition, the administrative board negotiates network member contractual arrangements and new provider contractual arrangements, manage record keeping, claims submission, direct peer review and grievance procedures.

Data from a Johns Hopkins University study indicates that procedures provided by orthopedists are more than twice as expensive on average as those provided by Doctors of Podiatric Medicine. The Hopkins data also noted that podiatrists are four times less likely to use a hospital for comparable surgery. As a result of such cost savings and the quality of podiatric care, podiatrists now manage over 60% of the foot surgery in the United States.

According to the American Podiatric Medical Association, in the U.S. there are over 13,000 doctors of podiatric medicine in active practice, and they receive more than 60,000,000 visits per year. Podiatric physicians provide three times more foot care services than orthopedic physicians, and more than all other kinds of physicians combined.

As the 51% owner of PMC/Foot Care Network, we anticipate that we will earn revenues from our share of profits earned by the network for any referral fees paid to the network by its members. We also plan to sell or lease equipment to members of the network. In the future we anticipate providing network services to insurance companies, union healthcare plans and other healthcare networks through the PMC/Foot Care Network.

      Disease Management Network

In July 2004, we executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies. Under the terms of the agreement, we invested $450,000 in GMD, in return for a 75% ownership position.

GMD, through a wholly-owned subsidiary, Global Medical, Inc., is a Medicare approved DME (Durable Medical Equipment) Provider, and does business as "Global Medical Direct."

GMD provides diabetes products, disease management and educational services to help patients lead healthier and more productive lives. GMD provides an easy-to-use, cost effective and convenient way for patients to obtain diabetes supplies and medications through their health plan, employer and government payers such as Medicare/Medicaid. Products include blood glucose meters, test strips and ancillary supplies, insulin pumps and supplies, therapeutic shoes and orthopedic inserts and diabetes maintenance medications.

According to the American Diabetes Association, there are 18.2 million people in the United States with diabetes. 1.3 million people are diagnosed with diabetes each year. The incidence of people with diabetes over the age of 65 exceeds 20%.

Global Medical Direct is moving into a new facility in Lenexa, Kansas in October 2004. The new location incorporates over 22,000 square feet of call center, closed-door pharmacy and warehouse and shipping. This fully integrated, central facility provides diabetes products directly to the patient in two to three days within the United States. GMD is planning to employ approximately 35 people between now and the end of the year. Eighty percent of the people will be assisting patients and providers over the phone.

GMD has a unique value proposition for health plans and third party administrators integrating a diabetes disease management program with the Company's diabetes supply offering. Patients whose health plans participate will receive semiannual diabetes assessments that evaluate 35 different clinical, physical and mental health related risk factors associated with diabetes. From the assessment, Global Medical generates a 12 page patient specific, customized report that graphically shows the patient's areas of risk and provides suggestions for mitigating those risk factors and a care plan to be reviewed with the patient's physician. GMD's Diabetes Profile reports are excellent tools for patients and their physicians, enabling them to track the progress of the plan of care. This report also tracks key clinical measures as recommended by the ADA.

Another critical component of the GMD's Diabetes Profile Program is its integration with supplies and an extensive ADA approved education materials. Approximately every three months a GMD Coordinator talks with the patient to evaluate the patient's utilization of supplies and evaluates their current product utilization compared to prescribed recommendations by their physician. A new order is set up for shipment and educational information is provided.

Global Medical employs a regionalized strategy to obtain direct to consumer referrals. GMD initiated its direct to consumer marketing campaign in October of 2004 where it will use direct mail marketing to target 10,000 Medicare beneficiaries. The Company is conducting targeted advertising to reach major Midwest Medicare markets. Global Medical Direct is a participating Medicare and Railroad Retirement provider and accepts Medicare assignment.

GMD entered into a marketing agreement with PMC in August 2004. PMC will market the GMD product line to union health benefit plans, employer health benefit plans, and comercial health benefit plans such as HMO's, PPO's, indemnity plans and similar programs that provide health benefit plans. GMD agreed to pay PMC an aggregate of $300,000 for PMC's services for one year, commencing September 1, 2004.

      Other Markets

We believe that there are numerous potential markets for our products. As examples, these would include oncologists, dermatologists, breast pathologists, podiatrists, veterinarians, plastic surgeons and a host of other practitioners. When resources permit, we intend to pursue these types of markets.

THE PRODUCTS

      Ultrasound Scanner.

During the year ended June 30, 2004, we reached an agreement with Longport, Inc. of Swarthmore, Pennsylvania, a manufacturer of a unique, portable, high resolution ultrasound imaging device which is patented and has FDA marketing clearance. This medical device makes ultrasound biomicroscopy; the use of ultrasound to image living tissue at the microscopic level, a clinical reality. The device allows the first 3 centimeters (1 and 1/2 inches) of soft tissue to be imaged non-invasively and with clarity not presently available with other commercial technology. The applications for the technology include pressure ulcer (bed sore) prevention, chronic wounds, burns, dermatology, and product testing and superficial tendon and ligament pathology. New system architecture has been developed that not only allows linear array probes of up to 40 MHz frequency to be integrated, but deeper imaging phased probes to be utilized. This will enable us to address markets such as breast imaging, large organ assessment, musculoskeletel (including sports medicine), vascular imaging and obstetrics and gynecology.

The ultrasound scanner is a portable high-frequency (20 MHz) device which captures and reproduces images of soft tissue at high resolution (up to three centimeters below the skin). The images can be stored electronically and e-mailed to an off site diagnostic center for interpretation. Included in the imaging process is the ability to annotate images, make linear and area measurements and produce a fractal analysis of any portion of the imaged tissue for objective interpretation. Scans can be compared in a tile format with up to 8 scans viewed at one time.

The scanner has applications in wound detection and assessment-burn treatment, product testing, muscle and skeletal imaging, dermatology and women's health issues. For instance, in the case of wound detection and treatment, clinicians can check the status of a wound and the surrounding tissue without having to incise the patient or put a probing device in the fragile wound bed. When used with a coupling gel, the scanner can penetrate certain types of wound dressings and produce an image, thus avoiding risks of infection and protecting the wound surface during the scanning process.

Ultrasound has been used for medical images for many years and has proven to be a safe and effective imaging device. Using sound waves emitted at frequencies well above the normal human ear response, echoed signals are converted into graphic images and displayed on a monitor. Computer programs that support ultrasound imaging use algorithms to document dimensions of areas being scanned. These measurements provide a baseline that the clinician can use to compare to other scans.

The scanner shares those characteristics, which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to three centimeters. This compares to 4 to 7 MHz ultrasound frequency used to scan fetal images, and up to 10 MHz used by conventional ultrasound equipment. Traditional low-frequency ultrasound equipment is generally unable to image thin structures like skin. We believe that the scanner's ability to produce high-resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, is unique and the device is significantly less expensive.

The depth used by the scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the scanner. The scanner provides a clinician with a clear picture, at 65 by 200 microns, of the entire wound area. Consequently, the clinician need not disturb the wound with invasive procedures that can cause additional damage. Since wounds begin to heal from the inside, underneath the skin surface, the ability to observe the entire wound, up to three centimeters deep, gives clinicians a much better understanding of the patient's tissue. The ability to observe minute changes just below the skin's surface during the early stages of treatment gives clinicians a picture of the wound's status and allows them to evaluate the treatment's success faster than current methods permit. The scanner uses a proprietary software program to allow clinicians to objectively measure changes in the wound. The ability to track the healing process becomes critical during the early stages of a treatment program. Using the scanner, clinicians can identify the status of healing within days of starting treatment, instead of waiting up to a month for changes to appear on the wound surface. This helps clinicians quickly determine whether treatment changes are required, helping to decrease the healing time. The scanner's manufacturer has been assigned patents in the United States, Australia and South Africa, along with copyright protected software. The scanner has received FDA marketing clearance, patents, copyrights, UL and European marks.

      Other Products

We are regularly assessing other products to introduce into our networks.

EMPLOYEES

As of September 30, 2004, we had ten full-time employees and two part time employees. We also retain the services of independent consultants from time to time, as management deems necessary.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our headquarters are in Denver, Colorado. We pay rent on a month-to-month basis at the rate of $3,530 per month for office space at 1401 Seventeenth St., Suite 1150, Denver Colorado 80202. In addition to office space, this rate includes storage space, use of a phone system, and high-speed internet access. We pay rent to Futro & Associates, P.C., a law firm which serves as our legal counsel. Peter G. Futro, our CEO, is a member of Futro & Associates, P.C.

We also opened an office in Hasbrouck Heights, New Jersey, in September 2004, and signed a five year lease; the lease payment for the first year is approximately $2,500 per month.

Our subsidiary, PMC/Foot Care Network, LLC, opened an office in May, 2004 in Hasbrouck Heights, New Jersey, and signed a five year lease; the lease payment for the first year is approximately $3,500 per month.

Our subsidiary, GMD, LLC, opened an office in Lenexa, Kansas, in October 2004, and signed a five year lease; the lease payment for the first year is approximately $15,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is a limited public market for the our common stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol "UMSY" since March 29, 2004. Prior to that date, the symbol was "PIDV."

The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2002 and 2003

Quarter Ended                       Low Bid          High Bid
-------------                       -------          --------
September 30, 2002                  $1.10             $1.50
December 31, 2002                   $0.75             $2.50
March 31, 2003                      $0.40             $1.05
June 30, 2003                       $0.06             $0.40

September 30, 2003                  $0.06             $0.66
December 31, 2003                   $0.16             $2.75
March 31, 2004                      $2.37             $3.70
June 30, 2004                       $2.40             $7.20

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

      As of September 30, 2004 there were approximately 436 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

(f) Between August and October 2003, the Company sold 90,000 shares of its common stock at $.10 per share to three investors. Aggregate proceeds from the sale of the common stock was $9,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(g) On November 3, 2003, the Company issued an aggregate of 2,620,000 shares of its common stock, valued at $.25 per share for accounting purposes, pursuant to agreements with five consultants, in exchange for consulting services. The transactions did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(h) On November 3, 2003, the Company issued 560,000 shares of its common stock, valued at $.25 per share for accounting purposes, to Peter G. Futro, the Company's CEO, as payment in full of $140,000 in accrued salary the Company owed to Mr. Futro. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(i) On November 3, 2003, the Company issued 270,000 shares of its common stock, valued at $.25 per share for accounting purposes, to Futro & Associates, P.C., as payment in full of outstanding invoices totaling $67,552 for legal services the Company owed to Futro & Associates, P.C. The Company's CEO, Peter G. Futro, is a principal of Futro & Associates, P.C. However, Mr. Futro does not bill the Company for any of his time for legal work performed, and other attorneys at Futro & Associates, P.C., bills the Company at rates substantially below their normal hourly rates. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The

Company believes that the transaction was exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(j) On November 21, 2003, the Company issued 20,000 shares to a holder of a $10,000 debenture that the holder had purchased from the Company's wholly-owned subsidiary, U.S. Medical Systems, Inc. ("USMS") in June 2002. USMS had agreed to issue the holder 20,000 shares as additional consideration for purchasing the debenture, but the shares were never issued. When the Company acquired USMS in November 2002, the Company assumed these obligations. The holder also elected to convert the debenture ($12,638 in principal and accrued interest) into common stock of the Company, and the Company issued 19,747 shares of common stock in settlement of the debenture. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(k) On November 21, 2003, the Company issued 25,000 shares to a holder of a $25,000 debenture that the holder had purchased from the Company's wholly-owned subsidiary, U.S. Medical Systems, Inc. ("USMS") in October 2002. USMS had agreed to issue the holder 25,000 shares as additional consideration for purchasing the debenture, but the shares were never issued. When the Company acquired USMS in November 2002, the Company assumed these obligations. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(l) Between January 20 and March 16, 2004, the Company sold 2,152,799 shares of its common stock at $1.75 per share to 45 accredited investors. Aggregate proceeds from the sale of the common stock was $3,767,399. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company paid to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(m) In August 2004, the Company sold 473,000 shares of its common stock at $3.00 per share to 12 accredited investors. Aggregate proceeds from the sale of the common stock was $1,419,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company paid to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. The Company believes that the transactions were exempt from registration pursuant to
Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

FINANCIAL CONDITION

In prior fiscal years, we were considered a development stage company. This is no longer the case because we generated revenues of $201,820 for the first time during the fourth quarter of our fiscal year ended June 30, 2004. The revenue was in the form of usage fees for five ultrasound scanners placed in the PMC network.

As of June 30, 2004, we had approximately $3 million in total assets, approximately $1.4 million in cash on hand, approximately $130,000 in total liabilities and approximately $2.9 million in stockholders equity. Our net loss for the year was approximately $1.9 million. We have accrued an accumulated deficit of approximately $2.6 million.

BUSINESS PROGRESS

During the year we made substantial progress in pursuit of our business plan. We are a marketing and distribution organization which provides medical devices and support services to the healthcare industry. We plan to focus on sales and marketing and outsource other functions such as manufacturing and related engineering and product development. In most cases, products will be sold or leased to medical clinics. Product support services will be provided directly by the product manufacturers.

Our initial product is the Episcan I-200 Ultrasound Scanner, which is produced by Longport, Inc. of Swarthmore, Pennsylvania. Longport is a medical technology company that specializes in high resolution ultrasound imaging.

In February 2004, we entered into a distribution agreement with Longport. We will distribute the scanner to physicians within networks of medical clinics and, when resources permit, nursing homes. The contract calls for a total of 1,900 scanner units to be purchased over three years with 300 systems to be purchased in year one, 600 systems to be purchased in year two and 1,000 systems to be purchased in year three. As a condition of the contract, we placed a $500,000 deposit towards the purchase of the initial 100 scanner units.

We also paid $525,000 to Longport for the right to be the "Exclusive Distributor" of the scanner in the "wound care market" in the United States. The "wound care market" is defined as nursing homes, assisted care living facilities, rehabilitation centers and operating wound care centers.

In January 2004, we entered into a distribution agreement with Practice Management Corporation ("PMC") of Hasbrouck Heights, New Jersey, for the distribution of up to 200 ultrasound scanners per year, for a three year period, in the PMC network of health care clinics. PMC is a third-party administrator and represents national healthcare networks, national labor owned insurance companies and national worker compensation carriers. Under the terms of the Agreement with PMC, we agreed to pay $100,000 to PMC, plus a $5,000 placement fee for each scanner sold in PMC's network. Subject to agreements being negotiated with individual clinics, PMC shall be reimbursed for administrative fees, and we will be paid a usage fee for each scanner.

Our schedule for the placement of additional ultrasound scanners in the PMC network has been revised due to delays in obtaining new "CPT" billing codes. As a result, in the first quarter of the current fiscal year, we entered into an agreement to place up to 300 scanners over the next 18 months with New York Home Health Care Equipment, a provider of comprehensive services at competitive costs to hospitals, long-term care facilities, and home care patients in the greater New York area and New Jersey. We will also receive monthly service fees.

Recent Developments

In May 2004 we executed an operating agreement for the formation of PMC/Foot Care Network, LLC, to establish the country's largest podiatric network, based in Hasbrouck Heights, New Jersey. Under the terms of the agreement, we invested $400,000 in PMC/Foot Care Network, in return for its 51% ownership position. The network currently has over 3,000 podiatrist members with a target of 6,000 members within the next twelve months. PMC is an equity member in the LLC and is the manager of the network.

In July 2004, we executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies. Under the terms of the agreement, we invested $450,000 in GMD, in return for a 75% ownership position.

Sources of Funds

We began generating revenue for the first time during the last quarter of the fiscal year ended June 30, 2004, and we anticipate earning revenue on an ongoing basis. However, it is too early for us to provide reliable revenue projections or determine when we will be able to show a profit from operations.

To date, we have relied on management's ability to raise capital through equity private placement financings to fund our operations.

During the quarter ended March 31, 2004, we completed a private placement of our common stock. The Company sold 2,152,799 shares of its common stock at $1.75 per share to 45 accredited investors. Aggregate proceeds from the sale of the common stock was $3,767,399. We paid to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. In connection with the offering, we filed a registration statement to register the shares of common stock for resale by the investors.

In August 2004, we sold 473,000 shares of common stock at $3.00 per share to 12 accredited investors. Aggregate proceeds from the sale of the common stock was $1,419,000. We agreed to pay to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. In connection with the offering, we agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors.

As a result of the private placement financings that were completed, we were able to implement the podiatric network and the disease management network.

We believe we will have adequate funds available to fund our operations over the next twelve months.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 7 and an index thereto commences on the index to the financial statements, which follows this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                U.S. MEDSYS CORP.


                        CONSOLDATED FINANCIAL STATEMENTS

                                      WITH

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             JUNE 30, 2004 AND 2003

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

          Consolidated Balance Sheets                                        F-2

          Consolidated Statements of Operations                              F-3

          Consolidated Statements of Stockholders' Equity (Defict)           F-4

          Consolidated Statements of Cash Flows                              F-5

          Notes to Consolidated Financial Statements                         F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
US Medsys Corp.

We have audited the accompanying balance sheets of US Medsys Corp. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Medsys Corp. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.


MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
October 19, 2004

                                U.S. MEDSYS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,        June 30,
                                                                       2004            2003
                                                                   -----------      -----------
CURRENT ASSETS
        Cash                                                       $ 1,356,883      $       136
        Related parties accounts receivable                            293,870             --
        Prepaid costs and deposits                                     609,250           58,500
                                                                   -----------      -----------
        Total current assets                                         2,260,003           58,636
                                                                   -----------      -----------
        Intangible assets, net of $82,500 accumulated
                         amortization                                  542,500             --
        Office equipment, net of $ 3,451 allowance for
                         depreciation                                   73,837             --
        Equipment, net of $8,300 allowance for
                         depreciation                                  141,700           20,000
                                                                   -----------      -----------
        Total assets                                               $ 3,018,040      $    78,636
                                                                   ===========      ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses                      $    29,093      $   278,522
        Related parties accounts payable                               104,080             --
        Debentures payable and accrued interest                           --             38,800
        Current portion of notes payable                                  --            190,000
                                                                   -----------      -----------
        Total current liabilities                                      133,173          507,322
        Note payable and accrued interest,
                         net of current portion                           --            180,800
                                                                   -----------      -----------
                         Total liabilities                             133,173          688,122
                                                                   -----------      -----------

Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred Stock, $10 par value; 10,000,000 shares
           authorized, no shares issued and outstanding                   --               --
         Common stock, no par value; 200,000,000 shares
           authorized, 28,115,546 and 18,285,000 shares
            issued and outstanding                                   5,469,848          176,000
         Common stock warrants                                          56,000             --
         Accumulated Deficit                                        (2,640,981)        (749,486)
         Less stock receivable                                            --            (36,000)
                                                                   -----------      -----------
                          Total stockholders' equity (deficit)       2,884,867         (609,486)
                                                                   -----------      -----------
         Total liabilities and stockholders' equity (deficit)      $ 3,018,040      $    78,636
                                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            YEAR              YEAR
                                                           ENDING            ENDING
                                                           JUNE 30,         JUNE 30,
                                                            2004              2003
                                                        ------------      ------------
REVENUES                                                $    201,820      $        --
                                                        ------------      ------------
General and administrative expenses:
              Consulting fees paid by issuing stock          461,000            38,250
              Consulting fees                                485,863            58,400
              Professional fees                              149,658            73,108
              Salaries                                       460,447           150,000
              Administrative expenses                        246,992            32,313
              Obsolete equipment                              67,650              --
              Fee for public reporting                          --             360,000
              Depreciation expense                            11,751              --
              License fees                                   144,925              --
                                                        ------------      ------------
Total general and administrative expenses                  2,028,285           712,071
                                                        ------------      ------------
(Loss) from operations                                    (1,826,465)         (712,071)

Interest expense                                             (65,030)           (6,676)
                                                        ------------      ------------
Net (loss) before taxes                                   (1,891,495)         (718,747)

Provision for income taxes                                      --                --
                                                        ------------      ------------
Net (loss)                                              $ (1,891,495)     $   (718,747)
                                                        ============      ============
Net (loss) per common share                             $      (0.08)     $      (0.04)
                                                        ============      ============
Weighted average common shares outstanding                24,662,936        16,964,385
                                                        ============      ============

The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                            COMMON STOCK (NO PAR)                           ACCUMULATED
                                           SHARES           AMOUNT         WARRANTS           DEFICIT          TOTAL
                                        -----------      -----------      -----------      -------------    ------------
BALANCE JUNE 30, 2002                    15,000,000      $    15,000      $      --        $    (22,815)    $     (7,815)
                                        -----------      -----------      -----------      -------------    ------------
Recapitalization in connection with
   plan of reorganization (Note 4)        3,000,000

Common stock issued
   for cash                                 148,000           74,000                                              74,000

Common stock issued for
   consulting services                      120,000           36,000                                              36,000

Stock options issued                                          38,250                                              38,250

Stock options exercised                      17,000           12,750                                              12,750

Net (loss) for the year
   ending June 30, 2003                                                                        (726,671)        (726,671)

Less stock receivable                                        (36,000)                                            (36,000)
                                        -----------      -----------      -----------      -------------    ------------
BALANCE JUNE 30, 2003                   18,285,000       $   140,000      $      --        $   (749,486)    $   (609,486)
                                        -----------      -----------      -----------      -------------    ------------
Common stock issued
  for cash                               5,442,799         3,640,181                                           3,640,181

Common stock issued
  consulting services                    3,320,000           766,074                                             766,074

Common stock issued
  debt                                   1,067,747           656,393                                             656,393

Net (loss) for the year
ending June 30, 2004                                                                           (1,624,295)    (1,624,295)

Warrants issued                                                                56,000                             56,000
                                        -----------      -----------      -----------      -------------    ------------
BALANCE JUNE 30, 2004                   28,115,546       $ 5,202,648      $    56,000      $   (2,373,781)  $  2,884,867
                                        ===========      ===========      ===========      ==============   ============

The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR             YEAR
                                                                 ENDING           ENDING
                                                                JUNE 30,         JUNE 30,
                                                                  2004             2003
Cash flows from operating activities:
              Net loss                                        $(1,891,495)     $  (726,671)
              Reconciling adjustments:                               --               --
                 Amortization                                      82,525             --
                 Depreciation                                      11,751             --
                 Common stock issued for services                 766,074           38,250
                 Options issued for services                         --               --
                 Interest added to notes payable                     --             14,600
                 Note issued for public reporting expense            --            360,000
              Change in operating assets and liabilities:            --               --
                 Accounts Receivable                             (293,870)
                 Prepaid expenses                                (550,750)         (58,500)
                 Accounts payable and accrued activities          146,444          270,707
                                                              -----------      -----------
Cash (used for) operating activities                           (1,729,322)        (101,614)
                                                              -----------      -----------
Cash flows from investing activities:                                --               --
              Purchase of equipment                              (207,287)         (20,000)
              Purchase of intangible assets                      (625,025)            --
                                                              -----------      -----------
Cash (used for) investing activities                             (832,312)         (20,000)
                                                              -----------      -----------
Cash flows from financing activities                                 --               --
              Warrants                                             56,000
              Stock options issued to employees                   267,200
              Proceeds from debenture                                --             25,000
              Proceeds from sale of stock                       3,640,181           86,750
              Repayment of note payable                           (45,000)            --
                                                              -----------      -----------
Cash provided by financing activities                           3,918,381          111,750

Net change in cash                                              1,356,747           (9,864)
Beginning cash balance                                                136           10,000
                                                              -----------      -----------
Ending cash balance                                           $ 1,356,883      $       136
                                                              ===========      ===========
Supplemental Cash Flow Information:
              Interest paid in cash                                  --               --
              Taxes paid in cash                                     --               --
Non cash financing and investing transactions:
              Accounts payable settled by issuing stock           287,730             --
              Notes payable settled by issuing stock              368,663             --

The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of U.S. MEDSYS CORP. ("Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Colorado on May 1, 1995 as Prime Rate Income and Dividend Enterprises, Inc. In March 2004, the Company changed its name to U.S. MedSys Corp.

The Company is a network marketing and distribution organization, which provides medical technology and support services to the healthcare industry.


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, U.S. MedSys Technologies, Inc. ("USMT") and its fifty-one percent owned subsidiary, PMC/Foot Care Network, LLC. All inter-company accounts have been eliminated in the consolidation.


REVENUE RECOGNITION

It is the Company's policy that revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company currently has revenue from test site users of its medical equipment on a shared-revenue basis. Revenue is recognized when the patient is billed for the service, less an allowance for the estimated uncollectible amount due to disallowed insurance carrier billing.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                               U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The company does not show diluted earnings per share because it would be anti-dilutive.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts receivable, accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

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

All of the Company's assets are located in the United States.

The Company has no cash equivalents.

The Company has credit risk from approximately $1,254,000 on deposit in financial institutions in excess of FDIC limits.

In prior reporting periods, the Company reported its results as a development stage company. Because the Company now has operating revenues, it is no longer a development stage enterprise.

                               U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION OF U.S. MEDICAL SYSTEMS, INC. (NOW KNOWN AS U.S. MEDSYS TECHNOLOGIES, INC.)

In November of 2002, the Company entered into an agreement and plan of reorganization with U.S. Medical Systems, Inc., a Nevada corporation (U.S. Medical Systems, Inc. changed its name to U.S. MedSys Technologies, Inc. in March 2004) ("USMT") whereby the Company acquired USMT.

The acquisition is accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the financial statements of the acquired company (USMT) are presented for historical comparative purposes.

NOTE 3 - STOCK-BASED COMPENSATION

The Company's 2003 Stock Plan allowed the Company to award stock options, up to 1,000,000 shares, to directors, officers, and consultants of the Company and its affiliates. The plan is administered by the Company's Board of Directors, or its assigned committee, who has discretion as to the awards and terms of options to be issued.

The Company records costs for stock-based compensation under Statement of Financial Accounting Standards (SFAS) no. 123. As permitted by SFAS 123, the Company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Options issued to non-employees are recorded at fair value.

The following is a table of outstanding options and changes during 2004 and 2003:

                                                                                                     Weighted
                                                                                    Non-              Average
                                                              Employee            Employee           Exercise
                                                               Options             Options             Price
                                                           ----------------    ----------------   ----------------
OPTIONS OUTSTANDING, June 30, 2002
    Options granted:
         Employees
         Non-employees                                                 --              17,000                 .75
    Options expired
    Options exercised                                                  --             (17,000)                .75

                                                           ----------------    ----------------   ----------------

OPTIONS OUTSTANDING, June 30, 2003                                     --                  --                  --
                                                           ================    ================   ================
    Options granted:
         Employees                                              1,670,000                  --                 .25
         Non-employees                                                 --                  --                  --
    Options expired                                                    --                  --                  --
    Options exercised                                                  --                  --                  --
                                                           ----------------    ----------------   ----------------

OPTIONS OUTSTANDING, June 30, 2004                              1,670,000                  --                 .25
                                                           ================    ================   ================

                               U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   Weighted Average
   Year and Exercise price relative to fair          Fair Value at       Weighted Average
          value of underlying stock                   Grant Date          Exercise Price
-----------------------------------------------    ------------------    ------------------
Year ending June 30, 2003:
   Exercise price equals fair value                      1.36                   .75
Year ending June 30, 2004:
   Exercise price less than fair value                   1.35                   .25

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

                                          Year Ended                Year Ended
                                         June 30, 2004             June 30, 2003
                                    ------------------------  ------------------------
Expected Volatility:                         225%                      225%
Risk-free interest rate:                     .93%                      1.69%
Expected Dividends:                           --                        --
Expected Term in Years:                        1                         1

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, compensation cost was recognized for the quoted market price of the stock less the exercise price of the options. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company's net income and earnings per share would have been replaced with the following amounts:

                                          Year Ended                              Year Ended
                                         June 30, 2004                           June 30, 2003
                               As Reported           Pro forma          As Reported          Pro forma
                             -----------------   ------------------  ------------------   -----------------
Net loss:                      (1,891,495)          (3,878,795)          (718,747)           (718,747)
Net loss per share:               (.07)                (.07)               (.04)               (.04)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ending June 30, 2004, the Company incurred legal fees in the amount of $96,155 to a law firm in which an officer of the Company is a partner. $11,291 was outstanding at June 30, 2004.

                               U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

As of June 30, 2004, the Company had approximately $ 2,496,495 of net operating loss carryforward that expires as follows: $ 605,000 in 2023 and $1,891,495 in 2024. The Company had an estimated deferred tax asset of $374,475 related to the net operating loss carryforward, which represents $91,000 for year end June 30, 2003 and $283,475 for year end June 30, 2004. A valuation allowance has been provided for the total amount of the deferred tax asset, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

   Income tax benefit at statutory rate resulting from net operating
     loss carryforward                                                        (15%)
   Deferred income tax allowance                                               15%
                                                                          ------------
                                                                                0%
                                                                          ============

NOTE 6 - STOCK TRANSACTIONS

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

During November, 2003, the Company issued 1,023,000 shares of common stock in settlement of accounts payable of $316,604 to related parties.

During the six months ending December 31, 2003 the Company sold 3,290,000 shares of common stock for $169,000, which was an average of $.05 per share.

During March, 2004, the Company sold 2,152,799 shares of common stock for $3,767,399 less offering costs of $296,218 for a net increase in the Capital account of $3,471,121, which was $1.61 per share.

During January 2004, the Company issued a debenture for $200,000, at 10% interest (per annum), to one investor. Attached to the debenture was a two-year warrant to purchase 40,000 shares of restricted stock at $1.50 per share. The proceeds from the debenture were allocated between the debenture payable and warrants based on the fair market values of each. Prior to the end of the year the debenture was paid in full.

                               U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 7 - INTANGIBLE ASSETS

During the year ended June 30, 2004, the Company, through its wholly owned subsidiary, USMT, entered into a distribution agreement with Longport, Inc., a medical technology company that specializes in high resolution ultrasound imaging. USMT will distribute the Longport Model LDS-1 ultrasound skin scanner to physicians within networks of medical clinics. The Company paid $525,000 to Longport for the right to be the "Exclusive Distributor of the scanner in the United States. The cost of this "License Agreement" will be amortized over the three year contract period. Amortization for current year was $73,000.

During the year ended June 30, 2004, USMT entered into a distribution agreement with Practice Management Corporation ("PMC") for the distribution of up to 200 ultrasound scanners per year, for a three year period. The Company agreed to pay $100,000 to PMC for the distribution agreement and the cost will be amortized over the three year contract period. Amortization for the current year was $9,500.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company depreciates property and equipment in amounts sufficient to recover asset costs over their estimated useful lives.

Medical devices and office equipment of $227,287 at June 30, 2004 are depreciated over their estimated useful life.

                           Cost             Accum. Depr.        Net Value       Depr. Method/LF
Office Equipment           $  77,287         $   3,451          $  73,836       SL/3 YRS
Equipment                  $ 150,000         $   8,300          $ 141,700       SL/3 YRS
Total Fixed Assets         $ 227,287         $  11,751          $ 215,536

NOTE 9 - COMMITMENTS

Under the terms of the agreement with Longport, USMT agreed to purchase 1,900 scanner units over three years, with 300 systems to be purchased in year one, 600 systems to be purchased in year two and 1,000 systems to be purchased in year three. As a condition of the contract, USMT placed a $500,000 deposit towards the purchase of the initial 100 scanner units.

                               U.S. MEDSYS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the terms of the agreement with PMC, USMT agreed to pay $100,000 to PMC, payable at the rate of $10,000 per month for ten months, plus a $5,000 placement fee for each scanner sold in PMC's network.

Under the terms of the agreement with Visionary Medical Consulting Corp, USMT agreed to pay $10,000 per month through October 2005. to research and market various medical equipment and devices.

Under the terms of the agreement with Porter, LeVay & Rose, Inc., the Company agreed to pay $8,500 per month through April 30, 2005 for public relations counsel.

Under the terms of a lease, PMC/Foot Care Network, LLC is obligated to pay the following minimum lease payments:

Year 2005                  $41,300
Year 2006                  $47,200
Year 2007                  $50,150
Year 2008                  $53,100
Year 2009                  $54,083


NOTE 10 - INVESTMENT IN PMC/FOOT CARE NETWORK, LLC

In May 2004, the Company, through its wholly owned subsidiary, USMT, executed an operating agreement for the formation of PMC/Foot Care Network, LLC, to establish a podiatric network, based in Hasbrook Heights, New Jersey. Under the terms of the agreement, $400,000 was invested in PMC/Foot Care Network in return for a 51% ownership position.


NOTE 11 - SUBSEQUENT EVENTS

In July 2004, the Company, through its wholly owned subsidiary, USMT, executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies. Under the terms of the agreement, $450,000 was invested in GMD, in return for a 75% ownership position.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company has a Board of Directors which is currently comprised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

                                                                             Director of
       Name             Age           Position with Registrant            Registrant Since
------------------------------------------------------------------------------------------
Peter G. Futro          61    CEO, CFO, President, Treasurer & Director     November 2002

George E. Anagnost      54    Vice-President, Secretary and Director        November 2002

Kenton D. Sieckman      43    Director                                      November 2002

PETER G. FUTRO, age 61, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director. Mr. Futro is a practicing attorney and a member of the law firm of Futro & Associates, P.C., Denver, Colorado, which represents public and private companies in transactional areas of law including corporate, securities, mergers and acquisitions and commercial transactions. Mr. Futro graduated with a Ph.B. in Philosophy in 1966 from Wayne State University and a J.D. in 1971 from the University of Denver.

GEORGE ANAGNOST, age 54, Vice-President, Secretary and Director. Mr. Anagnost has over twenty years of experience in corporate finance, including serving as the syndicate manager and a member of the corporate finance department of RAF Financial Corporation. Mr. Anagnost also was the vice-president of advertising and public relations at Novan Energy Inc. Mr. Anagnost was also a member of the board of directors of Novan's AHS division. Novan Energy was the largest manufacturer and distributor of renewable energy and solar energy systems in Colorado, with over 50 distributors and 500 dealers nationwide. Novan Energy merged with US filter (former Ashland Oil Division) and in 2000 was acquired by Vivendi Universal. Mr. Anagnost was a managing director of Mikorp LLC, a private hedge fund. Mr. Anagnost graduated with a B.A. in History from the University of Rhode Island in 1974, and participated in the M.S. program at Boston University's School of Public Communications, 1975 through 1978.

KENTON D. SIECKMAN, age 43, Director. Mr. Sieckman is currently the Vice President of Worldwide Technical Services at Wily Technology, Inc. During the previous year, Sieckman held the position of Area Vice President, North America Technology Business Unit for Oracle Corporation. From 1996 to 1999, he was a systems engineer at BEA Systems, Inc., and served as the Vice-President of Systems Engineering from 1999 to April 2003. Mr. Sieckman has executive-level management experience in overseeing sales, marketing and business planning functions for international software applications companies. Mr. Sieckman graduated with a B.A. in Mathematics and Computer Science from the University of Colorado in 1983.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT DISCLOSURE

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

CODE OF ETHICS

      On September 30, 2004, the Board of Directors established a written code of ethics that applies to the Company's senior executive and financial officers. A copy of the code of ethics is included as an exhibit to this annual report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons known to us, we believe that, during the year ended June 30, 2004, none of the Section 16(a) filing requirements applicable to its current officers, directors and ten percent shareholders were complied with by such persons.

ITEM 10. EXECUTIVE COMPENSATION.

(a)   General

      The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to the Company and its subsidiaries.

(b)   Summary Compensation Table

      The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company and/or its subsidiaries, to or for the Company's Chief Executive Officer and each other person who earned in excess of $100,000, during the fiscal years ended June 30, 2004, 2003 and 2002.

                                                               Annual Compensation
                                               ------------------------------------------------
           (a)                                                                          (e)
          Name                       (b)                                               Other
           And                      Year            (c)              (d)              Annual
        Principal                   Ended         Salary            Bonus          Compensation
        Position                   June 30          ($)              ($)                ($)
        --------                   -------     ------------         -----          ------------
Peter G. Futro, Director,           2004       $109,105 (n1)         -0-                -0-
CEO, President and                  2003       $ 90,000 (n2)         -0-                -0-
Treasurer                           2002            N/A             N./A                N/A

                                                                Long Term Compensation
                                                     --------------------------------------------
                                                                Awards                   Payouts
                                                     --------------------------------------------
           (a)                                           (f)
           Name                        (b)           Restricted             (g)              (h)               (i)
           And                        Year              Stock             Shares            LTIP           All Other
        Principal                     Ended           Award(s)          Underlying        Payouts         Compensation
         Position                    June 30             ($)             Options            ($)               ($)
         --------                    -------         ----------         ----------        -------         ------------
Peter G. Futro, Director,             2004               -0-               -0-               -0-               -0-
CEO, President and                    2003               -0-               -0-               -0-               -0-
Treasurer                             2002               N/A               N/A               N/A               N/A

      (n1) Of the $109,105 in salary for the year ended June 30, 2004, Mr. Futro agreed to accept 200,000 shares of restricted common stock (valued at $.25 per share) in payment of $50,000. The balance of $59,105 was paid in cash.

      (n2) As of June 30, 2003, of the $90,000 salary earned for the year then ended, the Company owed Mr. Futro the full amount as accrued but unpaid salary for the year then ended. Mr. Futro was not paid any of this amount during the year ended June 30, 2003. During the year ended June 30, 2004, Mr. Futro agreed to accept 360,000 shares of restricted common stock (valued at $.25 per share) in payment of the $90,000 in accrued salary.

(c)   Option/SAR Grants in Last Fiscal Year

This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards of stock options or stock appreciation rights during the fiscal year ended June 30, 2004.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no executive officers named in the Summary Compensation Table held any options or exercised any options during the fiscal year ended June 30, 2004.

(e)   Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2004.

(f)   Compensation of Directors

No compensation was paid by the Company to its Directors for any service provided as a Director during the fiscal year ended June 30, 2004. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

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

Employee Benefit and Consulting Services Compensation Plan

As of June 30, 2004, the Company did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2004, the stock ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, each Officer and Director individually and all Directors and Officers as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of                                Amount and Nature of Beneficial
Beneficial Owner (n1)                                     Ownership(n1)(n2)             Percent of Class (n3)
-------------------------------------------------------------------------------------------------------------
Peter G. Futro (n4) (n8)                                        560,000                         2.0%
George Anagnost (n5)                                            250,000                            *
Kenton Sieckman (n6)                                            250,000                            *
Thomas H. King (n7)                                           2,013,000                         6.8%
Rangeley Corporation (n8)                                     7,942,237                        27.8%
                                                              =========                        ====
All executive officers and directors of the
Company as a group (3 persons) (n9)                           9,002,237                        30.9%
                                                              =========                        ====

* Represents less than one percent.

(n1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address for each person is c/o U.S. MedSys Corp., 1401 17th Street, Suite 1150, Denver, Colorado 80202.

(n2) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, if any.

(n3) Based upon 28,588,546 shares issued and outstanding at September 30, 2004, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)  Peter G. Futro is an executive officer and a director of the Company.

(n5) George Anagnost is an executive officer and a director of the Company. Included in the chart are options to acquire 250,000 shares of common stock, at an exercise price of $.25 per share, expiring November 3, 2006. The options were granted on November 3, 2003.

(n6) Kenton Sieckman is a director of the Company. Included in the chart are options to acquire 250,000 shares of common stock, at an exercise price of $.25 per share, expiring November 3, 2006. The options were granted on November 3, 2003.

(n7) Thomas H. King is director of marketing for the Company. Included in the chart are options to acquire 920,000 shares of common stock, at an exercise price of $.25 per share, expiring November 3, 2005. The options were granted on November 3, 2003.

(n8) Rangeley Corporation is the largest shareholder of the Company. Peter G. Futro, an executive officer and director of the Company, is a control person of Rangeley Corporation, and therefore Mr. Futro is deemed to be the beneficial owner of the shares of common stock owned by Rangeley. For purposes of this table, Rangeley Corporation's ownership of the Company is listed separately.

(n9) This total includes ownership by the officer and directors: Peter G. Futro, George Anagnost and Kenton Sieckman. Also included is ownership of common stock by Rangeley Corporation, which is listed separately in the table but is deemed beneficially owned by Peter G. Futro.

EQUITY COMPENSATION PLAN INFORMATION

The following information concerning our equity compensation plan is as of the end of the fiscal year ended June 30, 2004:

                                                                                            Number of securities
                                Number of securities to be       Weighted-average       available for future issuance
                                  issued upon exercise of        exercise price of        under equity compensation
                                   outstanding options,              options,            plans (excluding securities
                                    warrants and rights         warrants and rights     reflected in column (a)) (n1)
        Plan category                       (a)                         (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                     N/A                         N/A                          N/A

Equity compensation plans
not approved by security
holders                                     -0-                         N/A                          -0-
                                            ---                         ---                          ---
Total                                       -0-                         N/A                          -0-
                                            ---                         ---                          ---

On February 10, 2003, we adopted an employee benefit and consulting services compensation plan entitled the 2003 Stock Plan (the "2003 Plan"). The 2003 Plan covered up to 1,000,000 shares of common stock. The 2003 Plan has not previously been approved by security holders. Under the 2003 Plan, we issued common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the U.S. MedSys Corp. and its subsidiaries. The purpose of the 2003 Plan was to promote the best interests of the company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to our operating progress and earning power. The 2003 Plan was administered by our Board of Directors, which had the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which we may be liable if a direct issue of stock, and all other terms on which each option shall be granted. All 1,000,000 shares that were covered by the 2003 Plan have been issued as of June 30, 2004.

As of June 30, 2004, the Company did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect. However, during the fiscal year ended June 30, 2004, we also granted options to acquire shares of restricted common stock that were not pursuant to a formal equity compensation plan, as follows:

A. On November 3, 2003, the Company granted a three-year option to purchase shares of restricted common stock at $.25 per share as follows: George Anagnost (director and Secretary) was granted 250,000 options; Kenton Sieckman (director) was granted 250,000 options; and Jacob Futro (an officer of the Company's subsidiary, USMS) was granted 250,000 options. Jacob Futro is the son of the Company's CEO, Peter Futro.

B. On November 3, 2003, the Company revised its agreement with Thomas H. King. Pursuant to the agreement, Mr. King was issued 920,000 shares of restricted common stock as compensation for his services for the next 12 months. In addition, Mr. King was granted a two year option to acquire 920,000 shares of restricted common stock at an exercise price of $.25 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two fiscal years, the Company entered into the following transactions in which its officers, directors and beneficial owners identified in response to Item 11 (above) had a material interest:

1. On November 12, 2002, the Company acquired 100% of the issued and outstanding common stock of U.S. MedSys Technologies, Inc. ("USMS") from the sole shareholder of USMS, Rangeley Corporation ("Rangeley"), in exchange for an aggregate of 15,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated November 12, 2002. As a result, USMS became a wholly-owned subsidiary of the Company. Peter G. Futro, the beneficial owner of Rangeley, became an officer and director of the Company.

As part of the reorganization, ownership of our former subsidiary, Pride, Inc., which operated a real estate investment business, was transferred to Michael L. Schumacher, a former officer and director of the Company. Mr. Schumacher agreed to assume independent responsibility for the completion of registration statement by Pride, Inc. for a "spin-off" distribution of shares of Pride, Inc. to the shareholders of record at November 27, 2002 (excluding Rangeley).

Also pursuant to the reorganization, the Company issued 1,650,000 shares of the Company's common stock to Pride, Inc.

Pursuant to the Reorganization Agreement, the Company executed a three-year, $360,000 promissory note in favor of Pride, Inc. The note was subsequently paid in full.

2. Peter G. Futro, an officer and director of the Company, is a member of a law firm that provides legal services to the Company. Mr. Futro does not bill the Company for any of his time, and the time billed by other attorneys at the firm is billed at rates substantially below their normal hourly rates and below market rates for comparable services.

3. Peter G. Futro, an officer and director of the Company, is a member of a law firm that provides legal services to the Company. The law firm provides office space to the Company for $3,530 per month. The Company believes that the rate is below market rates for comparable office space.

4. On November 3, 2003, Futro & Associates, P.C., a law firm that provides legal services to the Company, was issued 270,000 shares of common stock as payment in full for $67,552.38 in accrued legal fees as of October 31, 2003. Peter G. Futro, who is a member of the law firm, is also an executive officer and director of the Company.

5. On November 3, 2003, Peter G. Futro, an officer and director of the Company, was issued 560,000 shares of common stock as payment in full of $140,000 (which equals $.25 per share) in accrued but unpaid salary.

6. On November 3, 2003, the company entered into a revised agreement with Thomas
H. King, pursuant to which Mr. King was issued 920,000 shares of common stock (valued at $.25 per share) and was granted an option to acquire an additional 920,000 shares of restricted common stock for two years an exercise price of $.25 per share. Mr. King was also issued 173,000 shares of common stock registered in Form S-8 (valued at $.46 per share) as payment in full of accrued but unpaid consulting fees in the amount of $79,750, as of October 31, 2003.

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

3.3           The Company's Articles of Incorporation, as currently in effect.
              (Incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2004.)

3.4 The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form
              10-QSB for the period ended March 31, 2004.)

10.1          The Company's 2003 Stock Plan. (Incorporated by reference to
              Exhibit 10.1 of the Company's Registration Statement on Form S-8,
              SEC File No. 103255.)

10.4          Distribution Agreement between the Company's subsidiary, U.S.
              MedSys Technologies, Inc., and Longport, Inc. dated February 11,
              2004. (Incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2004.)

14.1          Code of Ethics adopted September 30, 2004. (Filed herewith.)

21.1          List of Subsidiaries. (Filed herewith.)

31.1          Section 302 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).

31.2          Section 302 Certification by the Corporation's Chief Financial
              Officer. (Filed herewith).

32.1          Section 906 Certification by the Corporation's Chief Executive
              Officer. (Filed herewith).

32.2          Section 906 Certification by the Corporation's Chief Financial
              Officer. (Filed herewith).

(b) Reports on Form 8-K.

On June 22, 2004, the Company field a current report on Form 8-K to report that the Company updated the information on its website, located on the internet at: www.usmedsyscorp.com. The website includes a Microsoft PowerPoint presentation which provides a summary outline of the business of the company. A text version of the presentation was filed as an exhibit to the Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Miller & McCollom, CPA's ("M&M"), as well as the fees charged by M&M for such services. In its review of non-audit service fees and its appointment of M&M as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining M&M's independence. All of the services provided and fees charged by M&M in the fiscal year ended June 30, 2004 were pre-approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services rendered by M&M for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years ended June 30, 2004 and 2003 were $19,200 and $14,550, respectively.

AUDIT-RELATED FEES

There were no other fees billed by M&M during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

There were no fees billed for professional services rendered by M&M for tax compliance services in fiscal years ended June 30, 2004 and 2003.

ALL OTHER FEES

There were no other fees billed by M&M during the last two fiscal years for products and services provided by M&M.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. MEDSYS CORP.

Dated: October 20, 2004             /s/ Peter G. Futro
                                    ------------------------------------------
                                    Peter G. Futro, Chief Executive Officer
                                    And Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                       Title                         Date
         ----                       -----                         ----
/s/ Peter G. Futro                 Director                  October 20, 2004
---------------------------
Peter G. Futro

/s/ George Anagnost                Director                  October 20, 2004
---------------------------
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

3.3           The Company's Articles of Incorporation, as currently in effect.
              (Incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2004.)

3.4 The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form
              10-QSB for the period ended March 31, 2004.)

10.1          The Company's 2003 Stock Plan. (Incorporated by reference to
              Exhibit 10.1 of the Company's Registration Statement on Form S-8,
              SEC File No. 103255.)

10.4          Distribution Agreement between the Company's subsidiary, U.S.
              MedSys Technologies, Inc., and Longport, Inc. dated February 11,
              2004. (Incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2004.)

14.1          Code of Ethics adopted September 30, 2004. (Filed herewith.)

21.1          List of Subsidiaries. (Filed herewith.)

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