Form 10KSB/A
period 2004-06-30
US MEDSYS CORP
filed 2004-11-01
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-KSB/A-1


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

      DOCUMENTS INCORPORATED BY REFERENCE:      None.

      Transitional Small Business Disclosure Format (check one):

      Yes  [ ];  No  [X]

EXPLANATORY NOTE: The annual report is being re-filed in its entirety on this Form 10-KSB/A-1. The sole purpose of this filing is to reflect a correction in the presentation of the Consolidated Statement of Shareholders' Equity (Deficit) on page F-4.


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
                                                        ============      ============

The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                            COMMON STOCK (NO PAR)                           ACCUMULATED
                                          SHARES            AMOUNT         WARRANTS           DEFICIT          TOTAL
                                        ----------       -----------      -----------      -------------    ------------
BALANCE JUNE 30, 2002                   15,000,000       $    15,000      $      --        $     (22,815)   $     (7,815)
                                        ----------       -----------      -----------      -------------    ------------
Recapitalization in connection with
   plan of reorganization (Note 4)       3,000,000

Common stock issued
   for cash                                148,000            74,000                                              74,000

Common stock issued for
   consulting services                     120,000            36,000                                              36,000

Stock options issued                                          38,250                                              38,250

Stock options exercised                     17,000            12,750                                              12,750

Net (loss) for the year
   ending June 30, 2003                                                                         (726,671)       (726,671)

Less stock receivable                                        (36,000)                                            (36,000)
                                        ----------       -----------      -----------      -------------    ------------
BALANCE JUNE 30, 2003                   18,285,000       $   140,000      $      --        $    (749,486)   $   (609,486)
                                        ----------       -----------      -----------      -------------    ------------
Common stock issued
  for cash                               5,442,799         3,640,181                                           3,640,181

Common stock issued
  consulting services                    3,320,000           766,074                                             766,074

Common stock issued
  debt                                   1,067,747           656,393                                             656,393

Net (loss) for the year
ending June 30, 2004                                                                           (1,891,495)    (1,891,495)

Stock options granted to employees                           267,200                                             267,200

Warrants issued                                                                56,000                             56,000
                                        ----------       -----------      -----------      --------------   ------------
BALANCE JUNE 30, 2004                   28,115,546       $ 5,469,848      $    56,000      $   (2,640,981)  $  2,884,867
                                        ==========       ===========      ===========      ==============   ============


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

                                    U.S. MEDSYS CORP.


Dated: November 1, 2004             /s/ Peter G. Futro

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


         Name                       Title                         Date
         ----                       -----                         ----
/s/ Peter G. Futro                 Director                  November 1, 2004
---------------------------
Peter G. Futro

/s/ George Anagnost                Director                  November 1, 2004
---------------------------
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