Form 10QSB
period 2004-09-30
US MEDSYS CORP
filed 2004-11-22
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-27513

                                U.S. MEDSYS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                           COLORADO                                          84-1308436
---------------------------------------------------------------  -----------------------------------
 (State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

              1401 17TH STREET, SUITE 1150, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 296-2690
                          -----------------------------
                          (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the issuer had 28,738,546 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                                PAGE
                                                                                ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

               Unaudited Consolidated Financial Statements
               For the Three Months ended September 30, 2004 and 2003

                   Consolidated Balance Sheets                                  F-1

                   Consolidated Statements of Operations                        F-2

                   Consolidated Statements of Cash Flows                        F-3

                   Notes to Consolidated Financial Statements (unaudited)       F-4

Item 2.  Management's Discussion and Analysis                                     1

Item 3.  Controls and Procedures                                                  2

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                        3

Item 2.  Changes in Securities and Use of Proceeds                                3

Item 3.  Defaults upon Senior Securities                                          3

Item 4.  Submission of Matters to a Vote of Security Holders                      3

Item 5.  Other Information                                                        3

Item 6.  Exhibits and Reports on Form 8-K                                         3

Signatures                                                                        4

                                U.S. MEDSYS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                           September 30,     June 30,
                                                                               2004           2004
                                                                           (UNAUDITED)       (AUDITED)
                                                                           -------------    ----------
                                     ASSETS
CURRENT ASSETS
         Cash                                                              $ 1,503,151      $ 1,356,883
         Related parties accounts receivable                                   194,750          293,870
         Prepaid costs and deposits                                            538,842          609,250
         Inventory                                                           1,100,647                -
                                                                           -----------      -----------
         Total current assets                                                3,337,390        2,260,003
                                                                           -----------      -----------
         Intangible assets, net of $134,700 accumulated
                             amortization                                      490,300          542,500
         Office equipment, net of $ 9,736 allowance for
                             depreciation                                      142,506           73,837
         Equipment, net of $20,750 allowance for
                             depreciation                                      129,250          141,700
         Leasehold deposits                                                     87,209                -
                                                                           -----------      -----------
         Total assets                                                      $ 4,186,655      $ 3,018,040
                                                                           ===========      ===========
                       LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
         Accounts payable and accrued expenses                             $   693,955      $    29,093
         Related parties accounts payable                                      104,375          104,080
                                                                           -----------      -----------
                             Total liabilities                                 798,330          133,173
                                                                           -----------      -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred Stock, $10 par value; 10,000,000 shares
           authorized, no shares issued and outstanding                            ---
         Common stock, no par value; 200,000,000 shares
           authorized, 28,115,546 and 18,285,000 shares
            issued and outstanding                                           6,774,879        5,469,848
         Common stock warrants                                                  56,000           56,000
         Accumulated deficit                                                (3,442,554)      (2,640,981)
                                                                           -----------      -----------
                             Total stockholders' equity (deficit)            3,388,325        2,884,867
                                                                           -----------      -----------
         Total liabilities and stockholders' equity (deficit)              $ 4,186,655      $ 3,018,040
                                                                           ===========      ===========

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                     2004             2003
                                                  ------------    ------------
REVENUES                                          $    138,885    $          -
                                                  ------------    ------------
General and administrative expenses:
          Consulting fees paid by issuing stock              -          46,200
          Consulting fees                              291,595          35,360
          Professional fees                             55,717          15,799
          Salaries                                     294,893          60,000
          Administrative expenses                      228,779           8,803
          Depreciation expense                          18,536               -
          License fees                                  52,810               -
                                                  ------------    ------------
Total general and administrative expenses              942,329         166,162
                                                  ------------    ------------
(Loss) from operations                                (803,444)       (166,162)
Interest (expense)/Revenue                               1,870          (5,250)
                                                  ------------    ------------
Net (loss) before taxes                               (801,573)       (171,412)
Provision for income taxes                                   -               -
                                                  ------------    ------------
Net (loss)                                        $   (801,573)   $   (171,412)
                                                  ============    ============
Net (loss) per common share                       $      (0.03)   $        NIL
                                                  ============    ============
Weighted average common shares outstanding          28,115,546      20,695,000

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS   THREE MONTHS
                                                                  ENDED          ENDED
                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                  2004           2003
                                                              -------------  -------------
Cash flows from operating activities:
                Net loss                                      $  (801,573)    $(171,412)
                Reconciling adjustments:
                   Amortization                                    52,200             -
                   Depreciation                                    18,536             -
                   Common stock issued for services                     -        46,200
                   Interest added to notes payable                      -         5,500
                Change in operating assets and liabilities:
                   Accounts Receivable                             99,120             -
                   Inventory                                   (1,100,647)            -
                   Prepaid expenses                                70,409             -
                   Accounts payable and accrued activities        665,155        42,086
                                                              -----------     ---------
Net cash (used for) operating activities                         (996,800)      (77,626)
                                                              -----------     ---------
Cash flows from investing activities:
                Purchase of equipment                             (74,755)            -
                Leasehold deposits                                (87,209)
                                                              -----------     ---------
                                                                 (161,964)            -
                                                              -----------     ---------
Cash provided by investing activities
                Proceeds from sale of stock                     1,305,031       164,000
                Repayment of note payable                               -       (20,000)
                                                              -----------     ---------
Cash provided by financing activities                           1,305,031       144,000
                                                              -----------     ---------
Net change in cash                                                146,267        66,374
Beginning cash balance                                          1,356,884           136
                                                              -----------     ---------
Ending cash balance                                           $ 1,503,151     $  66,510
                                                              ===========     =========

    The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES FOR INTERIM FINANCIAL INFORMATION. THESE FINANCIAL STATEMENTS ARE CONDENSED AND DO NOT INCLUDE ALL DISCLOSURES REQUIRED FOR ANNUAL FINANCIAL STATEMENTS. THE ORGANIZATION AND BUSINESS OF THE COMPANY, ACCOUNTING POLICIES FOLLOWED BY THE COMPANY AND OTHER INFORMATION ARE CONTAINED IN THE NOTES TO THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS FILED AS PART OF THE COMPANY'S JUNE 30, 2004 FORM 10-KSB.

IN THE OPINION OF THE COMPANY'S MANAGEMENT, THESE CONSOLIDATED FINANCIAL STATEMENTS REFLECT ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE COMPANY'S CONSOLIDATED FINANCIAL POSITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2004 AND THE CONSOLIDATED RESULTS OF OPERATIONS AND THE CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004. THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 ARE NOT NECESSARILY INDICATIVE FOR THE ENTIRE FISCAL YEAR.

NOTE 2 - STOCKHOLDERS' EQUITY

DURING THE PERIOD ENDED SEPTEMBER 30, 2004, THE COMPANY ISSUED 473,000 SHARES OF COMMON STOCK FOR NET CASH OF $ 1,305,031.

NOTE 3 - INVESTMENT IN GMD, LLC

IN JULY 2004, THE COMPANY, EXECUTED AN AGREEMENT ESTABLISHING GMD, LLC, TO ESTABLISH A NATION WIDE PROVIDER OF DIRECT-TO-CONSUMER DIABETES AND RESPIRATORY SUPPLIES. UNDER THE TERMS OF THE AGREEMENT, $450,000 WAS INVESTED IN GMD, IN RETURN FOR A 75% OWNERSHIP POSITION.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2004 have been included.

FINANCIAL CONDITION

In prior fiscal years, we were considered a development stage company. This is no longer the case because we generated revenues of $201,820 for the first time during the fourth quarter of our fiscal year ended June 30, 2004. The revenue was in the form of usage fees for five ultrasound scanners placed in the Practice Management Corporation ("PMC") network.

As of September 30, 2004, we had approximately $4.2 million in total assets, approximately $1.5 million in cash on hand, approximately $800,000 in total liabilities and approximately $3.4 million in stockholders equity. We have accrued an accumulated deficit of approximately $3.4 million.

For the quarter ended September 30, 2004, we had revenue of $138,885, and general and administrative expenses of $942,329. Our net loss for the quarter was $801,573.

The decrease in revenue for the first quarter of the current fiscal year (quarter ended September 30, 2004), as compared to the fourth quarter of the last fiscal year (quarter ended June 30, 2004) was primarily attributable to lower patient traffic in the clinics during the summer months.

PMC recently informed us that the five scanners were taken out of use in September 2004 by PMC because until more definitive CPT billing codes are available, continuing to use the original billing method became more cumbersome and less profitable for the clinics to continue the scanner use. PMC expects to relocate these scanners in December 2004 to a PMC affiliate.

During the quarter we entered into an agreement to place up to 300 scanners over the next 18 months with New York Home Health Care Equipment ("New York Home"), a provider of comprehensive services at competitive costs to hospitals, long-term care facilities, and home care patients in the greater New York area and New Jersey. We delivered 25 scanners to New York Home during the quarter, but as of the date of filing this report the scanners have not been fully integrated by New York Home into its wound care program. The Company expects to generate revenue from its agreement with New York Home in the next fiscal quarter.

The scanners delivered to New York Home are included in Inventory as of September 30, 2004, in addition to another 34 scanners in our possession. In November 2004, we received another shipment of 25 scanners.

We are currently working to finalize a "Wound Care Program" with New York Home and certain PMC affiliates, and anticipate placing the scanners that are currently in Inventory and other treatment equipment in NYHH locations and PMC affiliates during the first calendar quarter of 2005. We will not record any revenue from the sale or lease of equipment or from usage, service or management fees until the equipment is placed into use.

During the quarter we continued to develop our podiatric network through PMC/Foot Care Network, LLC, which was established in May 2004.

In July 2004, we executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies. Under the terms of the agreement, we invested $450,000 in GMD, in return for a 75% ownership position. GMD commenced operations in October 2004.

Sources of Funds

Although we have recently begun to generate revenue, we anticipate a substantial decline during the quarter ended December 31, 2004, we are currently finalizing contract negotiations with two clients that will aid in developing reliable revenue projections and also determining when we will be able to show a profit from operations. We anticipate generating increasing revenues from the Wound Care Program as well as the operations of GMD and PMC/Foot Care Network, LLC in the following months.

To date, we have relied on management's ability to raise capital through equity private placement financings to fund our operations.

During the year ended June 30, 2004, we completed a private placement of our common stock and sold 2,152,799 shares at $1.75 per share to 45 accredited investors. Aggregate proceeds from the sale of the common stock was $3,767,399. We paid to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. In connection with the offering, we filed a registration statement to register the shares of common stock for resale by the investors.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In August 2004, the Company sold 473,000 shares of its common stock at $3.00 per share to 12 accredited investors. Aggregate proceeds from the sale of the common stock was $1,419,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company agreed to pay to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                              Description
-----------                              -----------
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

10.5              Employment Contract with Nancy Pomposello dated November 3,
                  2004. (Incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed November 22, 2004.)

10.6              Confidentiality and Non - Competition Agreement with Nancy
                  Pomposello dated November 3, 2004. (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed
                  November 22, 2004.)

10.7              Employment Contract with Anthony Rubino dated November 17,
                  2004. (Incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed November 22, 2004.)

10.8              Confidentiality and Non - Competition Agreement with Anthony
                  Rubino dated November 17, 2004. (Incorporated by reference to
                  Exhibit 10.8 of the current report on Form 8-K filed November
                  22, 2004.)

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

                              U.S. MEDSYS CORP.

DATE:  November 22, 2004      By: /s/ Peter G. Futro
                                  ----------------------------------------------
                                      Peter G. Futro, Chief Executive Officer

DATE:  November 22, 2004      By: /s/ Anthony R. Rubino
                                  ----------------------------------------------
                                      Anthony R. Rubino, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------
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

10.5              Employment Contract with Nancy Pomposello dated November 3,
                  2004. (Incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed November 22, 2004.)

10.6              Confidentiality and Non - Competition Agreement with Nancy
                  Pomposello dated November 3, 2004. (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed
                  November 22, 2004.)

10.7              Employment Contract with Anthony Rubino dated November 17,
                  2004. (Incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed November 22, 2004.)

10.8              Confidentiality and Non - Competition Agreement with Anthony
                  Rubino dated November 17, 2004. (Incorporated by reference to
                  Exhibit 10.8 of the current report on Form 8-K filed November
                  22, 2004.)

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