Form 10QSB
period 2004-12-31
US MEDSYS CORP
filed 2005-02-22
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                For the quarterly period ended December 31, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                        Commission file number: 0-27513

                                U.S. MEDSYS CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

            COLORADO                                   84-1308436
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

             411 ROUTE 17 SOUTH, HASBROUCK HEIGHTS, NEW JERSEY 07604
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 288-3082
                           ---------------------------
                           (issuer's telephone number)

              1401 17TH STREET, SUITE 1150, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2005, the issuer had 29,725,046 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Financial Statements
         For the Three Months ended September 30, 2004 and 2003

                  Consolidated Balance Sheets                                                           F-1

                  Consolidated Statements of Operations                                                 F-2

                  Consolidated Statements of Cash Flows                                                 F-4

                  Notes to Consolidated Financial Statements (unaudited)                                F-5

Item 2.  Management's Discussion and Analysis                                                             1

Item 3.  Controls and Procedures                                                                          4

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                5

Item 2.  Changes in Securities and Use of Proceeds                                                        5

Item 3.  Defaults upon Senior Securities                                                                  5

Item 4.  Submission of Matters to a Vote of Security Holders                                              5

Item 5.  Other Information                                                                                5

Item 6.  Exhibits and Reports on Form 8-K                                                                 9

Signatures                                                                                               10

                                U.S. MEDSYS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,          June 30,
                                                                       2004                2004
                                                                   (UNAUDITED)          (AUDITED)
                                                                   ------------        -----------
                                     ASSETS
CURRENT ASSETS
             Cash                                                  $     42,191        $ 1,356,883
             Related parties accounts receivable                        161,611            293,870
             Prepaid costs and deposits                                 916,991            609,250
             Inventory                                                1,122,489                  -
                                                                   ------------        -----------
             Total current assets                                     2,243,282          2,260,003
                                                                   ------------        -----------

             Intangible assets, net of $134,700 accumulated
                              amortization                              438,100            542,500
             Office equipment, net of $ 9,128 allowance for
                              depreciation                              504,563             73,837
             Equipment, net of $20,750 allowance for
                              depreciation                              116,750            141,700
                                                                   ------------        -----------
             Total assets                                          $  3,302,695        $ 3,018,040
                                                                   ============        ===========

                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
             Accounts payable and accrued expenses                 $    364,492        $    29,093
             Related parties accounts payable                           100,000            104,080
             Debentures payable and accrued interest                          -
             Current portion of notes payable                                 -
                                                                   ------------        -----------

             Total current liabilities                                  464,492            133,173
             Note payable and accrued interest,
                              net of current portion                          -                  -
                                                                   ------------        -----------

                              Total liabilities                         464,492            133,173
                                                                   ------------        -----------

Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
             Preferred Stock, $10 par value; 10,000,000 shares
               authorized, no shares issued and outstanding                   -                  -
             Common stock, no par value; 200,000,000 shares
               authorized, 28,588,546 and 28,115,546 shares
                issued and outstanding                                7,817,833          5,469,848
             Common stock warrants                                       56,000             56,000
             Deficit accumulated                                     (5,035,630)        (2,640,981)
                                                                   ------------        -----------
                              Total stockholders' equity (deficit)    2,838,203          2,884,867
                                                                   ------------        -----------

             Total liabilities and stockholders' equity (deficit)  $  3,302,695        $ 3,018,040
                                                                   ============        ===========

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS         THREE MONTHS
                                                                  ENDED                ENDED
                                                               DECEMBER 31,         DECEMBER 31,
                                                                    2004                 2003
                                                               ------------         --------------
REVENUES                                                       $    20,671          $            -
                                                               ------------         --------------
General and administrative expenses:
              Consulting fees paid by issuing stock                       -                378,800
              Consulting fees                                        95,910                 31,200
              Professional fees                                      88,396                 20,291
              Salaries                                              550,284                 93,333
              Administrative expenses                               280,009                  9,293
              Depreciation expense                                   30,767                      -
              License fees                                           51,590                      -
              Impairment of investment in NEODS                     485,000                      -
                                                               ------------         --------------
Total general and administrative expenses                         1,096,956                532,917
                                                               ------------         --------------

(Loss) from operations                                           (1,076,284)              (532,917)

Interest (expense)/Revenue                                             (175)                (4,943)
                                                               ------------         --------------
Net (loss) before taxes                                          (1,076,459)              (537,860)

Provision for income taxes                                                -                      -
                                                               ------------         --------------
Net (loss)                                                     $ (1,076,459)        $     (537,860)
                                                               ============         ==============
Net (loss) per common share                                    $      (0.04)        $        (0.02)
                                                               ============         ==============

Weighted average common shares outstanding                       28,115,546             23,743,874

     The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         SIX MONTHS        SIX MONTHS
                                                            ENDED             ENDED
                                                        DECEMBER 31,      DECEMBER 31,
                                                            2004              2003
                                                        ------------      ------------
REVENUES                                                $    127,556      $          -
                                                        ------------      ------------
General and administrative expenses:
              Consulting fees paid by issuing stock                -            46,200
              Consulting fees                                387,505            35,360
              Professional fees                              144,113            15,799
              Salaries                                       845,400            60,000
              Administrative expenses                        508,788             8,803
              Depreciation expense                            48,695                 -
              License fees                                   104,400                 -
              Impairment of investment in NEODS              485,000
                                                        ------------      ------------
Total general and administrative expenses                  2,523,901           166,162
                                                        ------------      ------------

(Loss) from operations                                    (2,396,344)         (166,162)

Interest (expense)/Revenue                                     1,695            (5,250)
                                                        ------------      ------------

Net (loss) before taxes                                   (2,394,649)         (171,412)

Provision for income taxes                                         -                 -
                                                        ------------      ------------
Net (loss)                                              $ (2,394,649)     $   (171,412)
                                                        ============      ============
Net (loss) per common share                             $      (0.09)     $        NIL
                                                        ============      ============

Weighted average common shares outstanding                28,115,546        20,695,000

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS        SIX MONTHS
                                                                ENDED             ENDED
                                                            DECEMBER 31,      DECEMBER 31,
                                                                2004              2003
                                                           -------------      ------------
Cash flows from operating activities:
              Net loss                                     $  (2,394,649)     $   (709,272)
              Reconciling adjustments:
                 Amortization                                    104,400                 -
                 Depreciation                                     48,695                 -
                 Common stock issued for services                      -           701,200
                 Interest added to notes payable                       -             9,963
              Impairment of investment in NEODS                  485,000
              Change in operating assets and liabilities:
                 Accounts Receivable                             132,259                 -
                 Inventory                                    (1,122,489)                -
                 Prepaid expenses                               (307,741)         (206,067)
                 Accounts payable and accrued activities         331,317            88,828
                                                           -------------      ------------
Net cash (used for) operating activities                      (2,723,208)         (115,348)
                                                           -------------      ------------

Cash flows from investing activities:
              Purchase of equipment                             (454,471)                -
              Purchase of intangible assets                            -                 -
                                                           -------------      ------------
                                                                (454,471)                -
                                                           -------------      ------------

Cash provided by investing activities
              Warrants                                                 -                 -
              Stock options issued to employees                        -                 -
              Proceeds from debenture                                  -
              Proceeds from sale of stock                      1,862,985           169,000
              Repayment of note payable                                -           (20,000)
                                                           -------------      ------------
Cash provided by financing activities                          1,862,985           149,000
                                                           -------------      ------------

Net change in cash                                            (1,314,694)           33,652
Beginning cash balance                                         1,356,885               136
                                                           -------------      ------------
Ending cash balance                                        $      42,191      $     33,788
                                                           =============      ============

The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2004

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

IN THE OPINION OF THE COMPANY'S MANAGEMENT, THESE CONSOLIDATED FINANCIAL STATEMENTS REFLECT ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE COMPANY'S CONSOLIDATED FINANCIAL POSITION AT DECEMBER 31, 2004 AND JUNE 30, 2004 AND THE CONSOLIDATED RESULTS OF OPERATIONS AND THE CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2004. THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 ARE NOT NECESSARILY INDICATIVE FOR THE ENTIRE FISCAL YEAR.

NOTE 2 - STOCKHOLDERS' EQUITY

DURING THE PERIOD ENDED DECEMBER 31, 2004, THE COMPANY ISSUED 1,309,500 SHARES OF COMMON STOCK FOR CASH.

NOTE 3 - INVESTMENT IN GMD, LLC

IN JULY 2004, THE COMPANY EXECUTED AN AGREEMENT ESTABLISHING GMD, LLC, TO ESTABLISH A NATION WIDE PROVIDER OF DIRECT-TO-CONSUMER DIABETES AND RESPIRATORY SUPPLIES. UNDER THE TERMS OF THE AGREEMENT, $450,000 WAS INVESTED IN GMD, IN RETURN FOR A 75% OWNERSHIP POSITION.

NOTE 4 - INVESTMENT IN NEW ENGLAND ORTHOTIC AND DIABETIC COMPANY (NEODS)

IN DECEMBER 2004, THE COMPANY EXECUTED AN AGREEMENT TO ACQUIRE 75 % OF NEODS FROM VISIONARY MEDICAL CONSULTING CORPORATION FOR 250,000 SHARES OF RESTRICTED COMPANY COMMON STOCK. THE COST OF THE INVESTMENT WAS RECORDED AT $1.94 PER SHARE (FOR A TOTAL OF $485,000), THE MARKET CLOSING PRICE ON DECEMBER 6, 2004. NEODS CURRENTLY DOES NOT HAVE ANY ASSETS OR REVENUE AND UNDER THE IMPAIRMENT REGULATIONS STIPULATED IN FAS #144, THE ENTIRE INVESTMENT HAS BEEN EXPENSED IN THE FINANCIALS STATEMENTS.

THE COMPANY ALSO HAS AGREED TO PROVIDE FUNDING FOR UP TO $300,000 IN PLANT IMPROVEMENTS.

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

The financial information furnished herein has been reviewed by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2004 have been included.

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

During the quarter ended December 31, 2004, we had revenues of $20,671, and general and administrative expenses of $1,581,284. Our net loss for the quarter was $1,561,459. The revenues were derived from the operations of our subsidiary, GMD, LLC, which commenced initial operations in October 2004. GMD is a direct-to-consumer supplier of diabetes and respiratory supplies.

As of December 31, 2004, we had $3,302,695 in total assets, $42,191 in cash on hand, $464,492 in total liabilities and $2,838,203 in stockholders equity. We have accrued an accumulated deficit of $5,035,630.

We have delivered a total of 50 scanners to New York Home Health Care Equipment ("New York Home"), a provider of comprehensive services at competitive costs to hospitals, long-term care facilities, and home care patients in the greater New York area and New Jersey, but as of the date of filing this report the scanners have not been fully integrated by New York Home into its wound care program. These scanners are included in Inventory as of December 31, 2004.

We have finalized the "Wound Care Program" with New York Home, and anticipate placing the scanners that are currently in Inventory and other treatment equipment in New York Home during the first two calendar quarters of 2005. We will not record any revenue from the sale or lease of equipment or from usage, service or management fees until the equipment is placed into use.

During the quarter we continued to develop our podiatric network through PMC/Foot Care Network, LLC, which was established in May 2004.

Although we have recently begun to generate revenue, we have, as discussed in the quarterly report for the period ended September 30, 2004, experienced substantial decline during the quarter ended December 31, 2004. We anticipate a small but not substantial increase in revenues for the quarter ended March 31, 2005. We anticipate generating increasing revenues from the Wound Care Program as well as the operations of GMD and PMC/Foot Care Network, LLC in the following months.

SOURCES OF FUNDS

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

In August 2004, we sold 473,000 shares of common stock at $3.00 per share to 12 accredited investors. Aggregate proceeds from the sale of the common stock was $1,419,000. We agreed to pay to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. In connection with the offering, we agreed to use our best efforts to file a registration statement to register the shares of common stock for resale by the investors. Please refer to Part II, Item 2 on page 5 for additional information.

As a result of the private placement financings that were completed, we were able to implement the podiatric network ,the disease management network and the wound care program.

Our internal projections suggest that we will have adequate revenue from operations to meet our cash needs before the end of the year. However, we are currently in need of short term financing. Management is actively pursuing such financing through an equity private placement, a short term line-of-credit loan facility, or an equipment financing arrangement using the scanner inventory as collateral. There can be no assurance, however, that market conditions will permit us to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to management.

MATERIAL BUSINESS DEVELOPMENTS

New England Orthotic & Diabetic Shoe Manufacturing Company, Inc.

On December 6, 2004, we purchased 75% of the outstanding common stock of New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., a Delaware corporation ("NEODS"), from its sole shareholder, Visionary Medical Consulting Corp., in exchange for 250,000 shares of restricted common stock.

NEODS was recently formed, and has no material assets, liabilities or operations. Accordingly, the statement of operations for the quarter ended December 31, 2004, reflects a charge of $485,000 for the cost of issuing the shares in this transaction.

NEODS is finalizing a lease/purchase agreement on an existing manufacturing facility in Dexter, Maine, and will add equipment and leasehold improvements to create a state-of-the-art facility that will be designed to produce 20,000 custom orthotics, 20,000 semi-custom orthotics and 2,000 pairs of diabetic shoes with insoles per month.

NEODS entered into a contract with First JMA Enterprises, LLC of Moorestown, New Jersey, for First JMA to market, distribute and sell semi-custom orthotics and diabetic shoes to be manufactured by NEODS. First JMA owns, operates and licenses 14 locations and is also a distributor to a network of an additional 35 independent orthotics outlets. NEODS will manufacture a branded name of semi-custom orthotics to be marketed by First JMA under the name "Next Step."

Additionally, we anticipate that NEODS will become the primary supplier of orthotics and diabetic shoes for our PMC/Foot Care Network.

Pursuant to the acquisition of a 75% interest in NEODS, NEODS became a majority-owned subsidiary, and we agreed to provide capital in the form of loans of $100,000 within ten business days after December 6, 2004, and up to an additional $200,000 thereafter as may be deemed necessary by management of NEODS. The funds will be used for working capital, equipment purchases and leasehold improvements. As of the date of this report, we have not advanced any funds to NEODS, since the lease/purchase agreement has not been finalized.

PMC Ocular Network LLC.

On January 13, 2005, we purchased 51% of the outstanding Membership Interest of PMC Ocular Network LLC, a New Jersey Limited Liability Company, from the majority member of the LLC, Nicholas J. Sconzo, in exchange for

$400,000. We paid $250,000 to Mr. Sconzo at Closing, and payment of the balance of $150,000 to Mr. Sconzo is contingent upon the filing of an application by PMC Ocular Network LLC with the New Jersey Department of Health and Senior Services for approval as an Organized Delivery System.

PMC Ocular Network LLC was recently formed, and has no material assets, liabilities or operations. Initially it is anticipated that the network will have 1,100 ophthalmologists located in 14 states. We anticipate adding additional ophthalmologists and centers of excellence throughout the U.S. over the next year. This network will be complementary to our PMC/Foot Care Network for the treatment of diabetics with foot and ocular treatments associated with their disease. The addition of the PMC Ocular Network rounds-out the foot, eye, wound care, diabetic supply, and orthotics/diabetic shoes, creating a total health care delivery platform to present to health care payors concerned with the escalating costs of dealing with the increasing numbers of diabetic patients in the U.S.

PMC Ocular Network LLC entered into a network Participation and Administration Agreement in December 2004 with Wills Eye Surgical Network LLC. The agreement will facilitate the participation in the network of all facilities controlled directly or indirectly by the Trust under the Will of James Will, Jr. Additionally, Wills Eye will assist PMC Ocular in executing provider agreements with physicians that use Wills' facilities. The Wills Eye Surgical Network is affiliated with the Wills Eye Hospital, established in 1832 and recognized annually as one of the most renowned hospitals in the United States by U.S. News & World Report since the survey's inception in 1990.

The balance sheet as of December 31, 2004, includes a deposit of $250,000 as an asset, that was subsequently applied to the purchase of the 51% interest in PMC Ocular Network LLC in January 2005.

Disclosure of certain related-party matters

The transactions described above regarding NEODS and PMC Ocular Network LLC involve several related parties.

We acquired a 51% Membership Interest in PMC Ocular Network LLC from Nicholas J. Sconzo. The other members of PMC Ocular Network LLC are: Nicholas J. Sconzo (34%), Michael Fuoco (5%) and Visionary Medical Consulting Corp ("Visionary") (10%). Each of these members has a pre-existing relationship with the Company, as described below:

Nicholas J. Sconzo is a principal of Practice Management Corporation ("PMC"), which is a party to various service-related agreements with our company. PMC is also the managing member of the PMC/Foot Care Network LLC, which is owned 51% by the Company and 25% by PMC. Mr. Sconzo owns 34% of PMC Ocular Network LLC. Mr. Sconzo is also the managing member of the PMC Ocular Network LLC.

Michael Fuoco is employed by the Company's subsidiary, PMC/Foot Care Network, LLC, as director of network development. Mr. Fouco holds minority interests in two of the Companies subsidiaries: Mr. Fuoco holds a 5% Membership Interest in PMC Ocular Network LLC, and he holds a 6% Membership Interest in PMC/Foot Care Network LLC.

Mr. Fuoco's spouse and other family members own A & M Management Group, LLC, which provides consulting services to the Company and certifies podiatrists for membership in the PMC/Foot Care Network. Mr. Fuoco's spouse also owns 40% of First JMA Enterprises, LLC, which is a party to a marketing and distribution agreement with NEODS.

Visionary is a consultant to our company and is paid $10,000 per month to assist us in our efforts to research and market various products, specifically medical equipment and devices, and to develop business opportunities.

Visionary holds minority interests in two of our subsidiaries: Visionary holds a 10% Membership Interest in PMC Ocular Network LLC, and Visionary holds a 25% equity interest in NEODS.

NEODS is a party to a marketing and distribution agreement with First JMA Enterprises, LLC. The equity members of First JMA Enterprises, LLC, include Visionary (20% interest) and the spouse of Michael Fuoco (40% interest).

Distribution Agreement with Longport, Inc.

On January 3, 2005, Longport Inc. send us a notice of non-compliance to our distribution agreement with Longport. Pursuant to the distribution agreement, we are presently required to purchase a minimum of 25 scanners each month to retain our status as the exclusive distributor in the "wound care market", but have not purchased scanners since October 2004 because we have been redeveloping our wound care program; however, our wound care program has been completed at the date of this filing. Under the terms of the distribution agreement, we have a 60-day period to cure the delivery deficiencies. Under the terms of the distribution agreement, our standing deposit with Longport of $500,000 was automatically applied to the payment of the October shipment of 25 scanners.

ITEM 3. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In November 2004, the Company sold 300,000 shares of its common stock at $2.00 per share to two accredited investors. Aggregate proceeds from the sale of the common stock was $600,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company agreed to pay to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. The two accredited investors are principals of Summit. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and
Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On December 6, 2004, the Company entered into an agreement to acquire 75% of the outstanding equity interest in New England Orthotic & Diabetic Shoe Manufacturing Company, Inc. from Visionary Medical Consulting Corp., an accredited investor, in exchange for 250,000 shares of restricted common stock. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In December 2004, the Company amended the terms of the private placement offering that was completed in August 2004. Under the terms of the original offering, the Company sold 473,000 shares of its common stock at $3.00 per share to 12 accredited investors. Aggregate proceeds from the sale of the common stock was $1,419,000. In connection with the offering, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors. In consideration of the decrease in the Company's stock price and the delay in filing a registration statement of the resale of the shares by the investors, the purchase price was reduced from $3.00 per share to $2.00 per share. As a result, an additional 236,500 shares were issued. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company agreed to pay to Summit Financial Partners LLC a finder's fee equal to 7% of the gross proceeds. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) and
Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION.

APPOINTMENT OF NEW OFFICERS AND MANAGEMENT PERSONNEL

During the quarter ended December 31 ,2004, the Company appointed several new officers and management personnel. The new management personnel is as follows:

Nancy Pomosello was appointed as Vice President and Director of Marketing; effective November 3, 2004.

The term of Ms. Pomposello's employment commenced on November 3, 2004 and shall continue until November 3, 2007, unless sooner terminated. The agreement shall be renewed for subsequent 3 year periods commencing on November 3, 2007 unless either party provides the other with written notice at least 60 days prior to the expiration of the term. Ms. Pomposello's annual base salary shall be $125,000, payable in equal monthly installments. She shall also be paid "new account compensation" of 2% of all gross revenue related to new accounts she originates and "renewal account compensation" of 1% for renewal of accounts she originates. Additionally, Ms. Pomposello shall receive an allowance of auto expenses, and shall receive benefits that include health insurance, and vacation and sick time. Ms. Pomposello shall also be granted options every quarter to acquire a number of shares of common stock. The number of shares will be equal to the sum of the new and renewal account compensation earned in the prior quarter, divided by the average of the closing price of the common stock over the last 30 trading days, and the exercise price per share will be set at the then current stock price on the date of grant.

Ms. Pomposello brings close to twenty-five years of marketing success to the marketing program of U.S. MedSys Corp. Over the past ten years Ms. Pomposello has held such positions as Director of Provider Relations for Magna Care/Magnet PPO and recruited over 15,000 physicians and supporting ancillary services for that network in a twenty-four-month period. She also held the position of Director of Health and Welfare Sales, Corporate and Major Accounts Division of Blue Cross and Blue Shield of New Jersey. While there she developed and managed business representing a fifty percent market share of Taft-Hartley Health and Welfare Funds in the state of New Jersey, comprising 170,000 lives and yielding $200 million in premium income. Most recently Ms. Pomposello held the position of New Business Manager with CIGNA. She was responsible for sales, marketing and management of Taft-Hartley fund accounts in northern New Jersey and the New York Metropolitan area. Her responsibilities included sales and maintenance of CIGNA's health insurance product line including medical, pharmaceutical, behavioral health and dental coverage to union groups such as metro ILA, various HERE locals, TWU and various locals of IATSE and the entertainment industry. As a result of her management, 90,000 new lives were added to CIGNA's new market segment for that business.

The new officers are as follows:

Anthony R. Rubino was appointed as Executive Vice President of Finance and Chief Financial Officer effective November 17, 2004.

The term of Mr. Rubino's employment commenced on November 17, 2004 and shall continue until November 17, 2005. The term shall be automatically renewed annually unless either party provides the other with written notice at least 60 days prior to the expiration of the term. Mr. Rubino shall be paid a base salary of $175,000 payable in monthly installments. Additionally, Mr. Rubino shall be receive an allowance of auto expenses, and shall receive benefits that include health insurance, and vacation and sick time. Mr. Rubino shall also be eligible to participate in the company's stock option plan to the same extent as other senior executives of the company.

Mr. Rubino brings close to twenty years of accounting and auditing experience to the UMSY management team. For the last eight years Mr. Rubino has served in various capacities for Publicis/Saatchi and Saatchi, most recently as Senior Vice President/Corporate Director of Finance for their pharmaceutical advertising agency, Saatchi and Saatchi Healthcare Communications, an $85 million agency with nine divisions and 453 employees. Prior to Publicis/Saatchi and Saatchi Mr. Rubino was employed by Amerifoods, Inc., where he held the title of Director of Finance, and KPMG Peat Marwick, where he was a Senior Manager. Mr. Rubino is a Certified Public Accountant and holds a Bachelor of Science degree in Business Administration and Accounting from Seton Hall University.

Appointment of Thomas H. King was appointed as President and Chief Executive Officer effective December 6, 2004.

The term of Mr. King's employment commenced on December 6, 2004 and shall continue until December 6, 2007. The term shall be automatically renewed annually commencing December 6, 2007, unless either party provides the other with written notice at least 60 days prior to the expiration of the term. Mr. King shall be paid a base salary of $195,000 payable in monthly installments. Additionally, Mr. King shall receive an allowance for auto expenses, and shall receive benefits that include health insurance, vacation and sick time, and a $1 million life insurance policy. Mr. King shall also be eligible to participate in the company's stock option plan to the same extent as other senior executives of the company.

Mr. King has served as a consultant to the Company since November 2002, and to its subsidiary, U.S. MedSys Technologies, Inc., since May 2002. From 1993 through 2001, Mr. King as engaged in investment banking activities at various brokerage firms in New Jersey and New York, as an NASD licensed broker (Series 7 and 63 - currently expired).

Peter G. Futro was appointed as Chairman effective December 6, 2004.

The term of Mr. Futro's employment commenced on December 6, 2004 and shall continue until December 6, 2007. The term shall be automatically renewed annually commencing December 6, 2007, unless either party provides the other with written notice at least 60 days prior to the expiration of the term. Mr. Futro shall be paid a base salary of $195,000 payable in monthly installments. Additionally, Mr. Futro shall receive allowances for auto expenses and office expenses, and shall receive benefits that include health insurance, vacation and sick time, and a $1 million life insurance policy. Mr. Futro shall also be eligible to participate in the company's stock option plan to the same extent as other senior executives of the company.

Mr. Futro is also a director of the Company, and previously held the positions of CEO and CFO for the Company since November 2002.

DESIGNATION OF DUTIES OF OFFICERS BY THE BOARD OF DIRECTORS.

The Bylaws of the Company state that in addition to a Chief Executive Officer and a Chief Financial Officer, the Board of Directors may appoint such other officers, and determine the duties of each officer, as deemed necessary by the Board of Directors; and that the Board of Directors shall determine the duties of each officer from time to time.

By resolution of the Board of Directors on December 6, 2004, the Board of directors created the positions of Chairman and President as officers of the Corporation, and determined the respective powers, duties and functions of the executive officers of the Company to be as follows:

      Chairman. The Chairman shall preside at all meetings of shareholders and of the Board of Directors and shall be primarily responsible for developing corporate and securities governance compliance policies and the Corporation's Code of Ethics, and advising the other officers of the Corporation with respect thereto, subject to the oversight of the Board of Directors, and shall perform such other functions and duties as the Board of Directors may prescribe from time to time. The Chairman shall not be have the authority to manage the business affairs or the operations of the Corporation, nor have the authority to execute contracts, deeds and other instruments on behalf of the Corporation.

      Chief Executive Officer. The Chief Executive Officer ("CEO") shall be the officer primarily responsible for developing and implementing the business plan of the corporation, and shall oversee and supervise the other officers, except the Chairman, who shall report directly to the Board of Directors. The CEO may execute contracts, deeds and other instruments on behalf of the Corporation as is necessary and appropriate, and shall also perform such other functions and duties as the Board of Directors may prescribe from time to time.

      President. The President shall be responsible for the general and active management of the business and day-to-day operations of the Corporation, subject to the oversight of the CEO and the Board of Directors. The President shall also perform such additional functions and duties as the Board of Directors or the CEO may prescribe from time to time.

      Chief Financial Officer. The Chief Financial Officer ("CFO") shall be the officer primarily responsible for developing and implementing the accounting and financial reporting operations of the Company, subject to the oversight of the CEO and the Board of Directors. The CFO shall also serve as Treasurer at all times that the position of Treasurer is not otherwise held by another person. The CFO shall also perform such additional functions and duties as the Board of Directors or the CEO may prescribe from time to time.

      Secretary. The Secretary shall be the officer responsible for the preparation and maintenance of minutes of directors' and shareholders' meetings and other records and information required to be kept by the Corporation under the Colorado Business Corporation Act and for authentication of records of the Corporation. The Secretary shall also countersign all contracts executed by the CEO or the President. The Secretary shall also perform such additional functions and duties as the Board of Directors or the CEO may prescribe from time to time.

      Treasurer. The Treasurer shall have control of the funds and the care and custody of all stocks, bonds, and other securities owned by the corporation; shall receive all moneys paid to the Corporation, and shall have authority to give receipts and vouchers, to sign and endorse checks and warrants in the name of the Corporation and on its behalf, and give full discharge for the same; and shall have charge of disbursement of the funds of the Corporation, shall keep full and accurate records of the receipts and disbursements, and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as shall be designated by the Board of

      Directors. He or she shall perform such other duties and have such other powers as are appropriate and customary for the office of Treasurer as the Board of Directors or the CEO may prescribe from time to time.

AGREEMENT WITH SUMMIT FINANCIAL PARTNERS LLC

The Company and Summit Financial Partners LLC entered into an agreement dated December 10, 2004, to extend to the original term of their consulting agreement until December 9, 2005. Since November 2003, Summit has been an independent consultant to the Company to represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and consult with management concerning such Company activities.

Rangeley Corporation, which is controlled, by Peter G. Futro, Chairman and a director of the Company, entered into an agreement with Summit dated January 10, 2005. Pursuant to the agreement, Summit will provide services to Rangeley, for a period of one year, by providing information and introduction/liaison services to Rangeley for evaluation of financial investment and related opportunities. Rangeley paid to the principals of Summit 500,000 shares of restricted common stock of the Company owned by Rangeley.

DISTRIBUTION AGREEMENT WITH LONGPORT, INC.

On January 3, 2005, Longport Inc. sent us a notice of non-compliance to our distribution agreement with Longport. Pursuant to the distribution agreement, we are presently required to purchase a minimum of 25 scanners each month to retain our status as the exclusive distributor in the "wound care market", but have not purchased scanners since October 2004 because we have been redeveloping our wound care program; however, the wound care program has been completed at the date of this filing. Under the terms of the distribution agreement, we have a 60-day period to cure the delivery deficiencies. Under the terms of the distribution agreement, our standing deposit with Longport of $500,000 was automatically applied to the payment of the October shipment of 25 scanners.

REGULATORY MATTER

U.S. MedSys Corp. is the subject of a formal investigation being conducted by the Central Regional Office of the Securities and Exchange Commission. The company has received a subpoena for documents from this S.E.C. office. While management is not aware of the exact scope of the inquiry, we intend to cooperate fully with the S.E.C. staff. The investigation may include inquiry into the offer and sale of the company's securities, its public disclosures, its financial statements, as well as its internal controls and books and records, and filings made by the company and its directors and officers with the S.E.C. We have retained John M. Fedders, Esq., former Director of the Division of Enforcement at the S.E.C., to represent and assist the company in connection with this matter.

RELOCATION OF HEADQUARTERS AND PRINCIPAL EXECUTIVE OFFICES

In January 2005, we relocated its headquarters and principal executive offices from Colorado to New Jersey. The new contact information is as follows:

      U.S. MedSys Corp.
      411 Route 17 South
      Hasbrouck Heights, NJ  07604
      Phone:  (201) 288-3082
      Facsimile:  (201) 288-5093
      Website:  www.usmedsyscorp.com

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

10.1        The Company's 2003 Stock Plan.(Incorporate by reference to Exhibit 10.1 of the Company's Registration Statement on Form
            S-8, SEC File No. 103255.)

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

10.9        Employment Contract with Thomas H. King dated December 6, 2004. (Incorporated by reference to Exhibit 10.9 of the current report on Form 8-K filed December 10, 2004.)

10.10       Confidentiality and Non - Competition Agreement with Thomas H. King dated December 6, 2004. (Incorporated by reference to Exhibit 10.10 of the current report on Form 8-K filed December 10, 2004.)

10.11       Employment Contract with Peter G. Futro dated December 6, 2004. (Incorporated by reference to Exhibit 10.11 of the current report on Form 8-K filed December 10, 2004.)

10.12       Confidentiality and Non - Competition Agreement with Peter G. Futro dated December 6, 2004. (Incorporated by reference to Exhibit 10.12 of the current report on Form 8-K filed December 10, 2004.)

10.13       Stock Purchase Agreement dated December 6, 2004, regarding acquisition of 75% interest in New England Orthotic &
            Diabetic Shoe Manufacturing Company, Inc. (Incorporated by reference to Exhibit 10.13 of the current report on Form 8-K filed December 10, 2004.)

10.14       Membership Interest Purchase Agreement dated January 13, 2005, regarding acquisition of 51% interest in PMC Ocular
            Network, LLC. (Incorporated by reference to Exhibit 10.14 of the current report on Form 8-K filed January 20, 2004.)

31.1        Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2        Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1        Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2        Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

(b)   Reports on Form 8-K.

On November 22, 2004, we filed a current report on Form 8-K to report that Anthony Rubino was appointed Executive Vice President of Finance and Chief Financial Officer and Nancy Pomposello was appointed Vice President and Director of Marketing.

On December 10, 2004, we filed a current report on Form 8-K to report the acquisition of a 75% interest in New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., and also to report that Thomas H. King was appointed President and Chief Executive Officer and Peter G. Futro was appointed Chairman.

On January 20, 2005, we filed a current report on Form 8-K to report the acquisition of a acquisition of 51% interest in PMC Ocular Network, LLC, and also to report the relocation of our headquarters and principal executive offices from Colorado to New Jersey.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              U.S. MEDSYS CORP.

DATE:  February 22, 2005      By: /s/ Thomas H. King
                                  -------------------------------
                                      Thomas H. King, Chief Executive Officer

DATE:  February 22, 2005      By: /s/ Anthony R. Rubino
                                  -------------------------------
                                      Anthony R. Rubino, Chief Financial Officer
                                      and Principal Accounting Officer

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

10.1        The Company's 2003 Stock Plan.(Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
            S-8, SEC File No. 103255.)

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