Form 10QSB
period 2005-03-31
US MEDSYS CORP
filed 2005-05-23
CIK 1095963

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                             For the quarterly period ended March 31, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ___________ to ___________

                             Commission file number: 0-27513

                                U.S. MEDSYS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                  COLORADO                                84-1308436
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

             411 ROUTE 17 SOUTH, HASBROUCK HEIGHTS, NEW JERSEY 07604
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 288-3082
                       ----------------------------------
                          (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2005, the issuer had 30,200,046 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            PAGE
                                                                            ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Unaudited Consolidated Financial Statements
      For the Three and Nine Months ended March 31, 2005 and 2004

            Consolidated Balance Sheets                                      F-1

            Consolidated Statements of Operations                            F-2

            Consolidated Statements of Cash Flows                            F-4

            Notes to Consolidated Financial Statements (unaudited)           F-5

Item 2.  Management's Plan of Operation.                                       1

Item 3.  Controls and Procedures                                               5

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     6

Item 2.  Changes in Securities and Use of Proceeds                             6

Item 3.  Defaults upon Senior Securities                                       6

Item 4.  Submission of Matters to a Vote of Security Holders                   6

Item 5.  Other Information                                                     6

Item 6.  Exhibits and Reports on Form 8-K                                      6

Signatures                                                                     7

                                U.S. MEDSYS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,      June 30,
                                                                      2005          2004
                                                                  (UNAUDITED)     (Audited)
                                                                  -----------    -----------
                                     ASSETS

CURRENT ASSETS
        Cash                                                      $ 1,503,410    $ 1,356,883
        Related parties accounts receivable                           281,247        293,870
        Prepaid costs and deposits                                    300,371        609,250
        Inventory                                                   1,220,455              -
        Deferred acquisition costs                                    250,000              -
                                                                  -----------    -----------
        Total current assets                                        3,555,483      2,260,003
                                                                  -----------    -----------

        Intangible assets, net of $559,700 accumulated
                           amortization                                65,300        542,500
        Office equipment, net of $40,657 allowance for
                           depreciation                               501,188         73,837
        Equipment, net of $45,750 allowance for
                           depreciation                               406,650        141,700
                                                                  -----------    -----------
        Total assets                                              $ 4,528,621    $ 3,018,040
                                                                  ===========    ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses                     $   708,588    $    29,093
        Related parties accounts payable                               36,621        104,080
        Current portion of notes payable                              646,100              -
                                                                  -----------    -----------
        Total current liabilities                                   1,391,309        133,173
        Note payable and accrued interest,
                         net of current portion                       131,735              -
                                                                  -----------    -----------

                         Total liabilities                          1,523,044        133,173
                                                                  -----------    -----------

Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred Stock, $10 par value; 1,000,000 shares
          authorized, 150,000 shares issued and outstanding         1,500,000              -
        Common stock, no par value; 200,000,000 shares
          authorized, 29,675,046 and 28,115,546 shares
           issued and outstanding                                   8,050,894      5,469,848
        Common stock warrants                                         142,000         56,000
        Deficit accumulated                                        (6,687,316)    (2,640,981)
                                                                  -----------    -----------
                          Total stockholders' equity (deficit)      3,005,577      2,884,867
                                                                  -----------    -----------

        Total liabilities and stockholders' equity (deficit)      $ 4,528,621    $ 3,018,040
                                                                  ===========    ===========

        The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months    Three months
                                                      ended           ended
                                                    March 31,       March 31,
                                                       2005            2004
                                                   ------------    ------------
Gross revenue                                      $    387,521    $          -
                                                   ------------    ------------
less:
          Discounts                                     155,042               -
          Cost of sales                                 134,842               -
                                                   ------------    ------------
          Cost of goods sold                            289,884               -
                                                   ------------    ------------
Gross profit                                             97,637               -
                                                   ------------    ------------

General and administrative expenses:
          Consulting fees paid by issuing stock               -               -
          Consulting fees                                95,618          24,010
          Professional fees                              21,313          32,118
          Salaries                                      506,168          96,287
          Administrative expenses                       332,058         107,410
          Depreciation expense                           53,362               -
          License fees                                  372,800          30,300
          Impairment of inventory                       140,000               -
                                                   ------------    ------------
Total general and administrative expenses             1,521,318         290,125
                                                   ------------    ------------

(Loss) from operations                               (1,423,682)       (290,125)

Interest (expense)/Revenue                             (228,004)        (62,612)
                                                   ------------    ------------

Net (loss) before taxes                              (1,651,686)       (352,737)

Provision for income taxes                                    -               -
                                                   ------------    ------------

Net (loss)                                         $ (1,651,686)   $   (352,737)
                                                   ------------    ============

Net (loss) per common share                        $      (0.06)   $      (0.01)
                                                   ============    ============

Weighted average common shares outstanding           29,478,421      26,500,947

        The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Nine Months    Nine Months
                                                      ended          ended
                                                    March 31,      March 31,
                                                      2005           2004
                                                   -----------    -----------
Gross revenue                                      $   515,077    $         -
                                                   -----------    -----------
less:
          Discounts                                    155,042              -
          Cost of sales                                134,842              -
                                                   -----------    -----------
          Cost of goods sold                           289,884              -
                                                   -----------    -----------
Gross profit                                           225,193              -
                                                   -----------    -----------

General and administrative expenses:
          Consulting fees paid by issuing stock              -        425,000
          Consulting fees                              483,123         90,570
          Professional fees                            165,425         68,208
          Salaries                                   1,351,568        249,620
          Administrative expenses                      840,846        125,506
          Depreciation expense                         102,057              -
          License fees                                 477,200         30,300
          Impairment of investment in NEODS            485,000              -
          Impairment of inventory                      140,000
                                                   -----------    -----------
Total general and administrative expenses            4,045,218        989,204
                                                   -----------    -----------

(Loss) from operations                              (3,820,026)      (989,204)

Interest (expense)/Revenue                            (226,309)       (72,355)
                                                   -----------    -----------

Net (loss) before taxes                             (4,046,335)    (1,061,559)

Provision for income taxes                                   -              -
                                                   -----------    -----------

Net (loss)                                         $(4,046,335)   $(1,061,559)
                                                   ===========    ===========

Net (loss) per common share                        $     (0.14)   $     (0.04)
                                                   ===========    ===========

Weighted average common shares outstanding          28,832,596     23,627,153

        The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months    Nine Months
                                                              ended          ended
                                                            March 31,      March 31,
                                                               2005          2004
                                                           -----------    -----------
Cash flows from operating activities:
           Net loss                                        $(4,046,335)   $(1,061,559)
           Reconciling adjustments:
              Amortization                                     477,200         30,300
              Depreciation                                     102,057              -
              Common stock issued for services                       -        701,200
              Interest added to notes payable                        -          5,225
           Warrants issued with preferred shares                86,000              -
           Impairment of investment in NEODS                   485,000              -
           Change in operating assets and liabilities:
              Accounts Receivable                               12,623              -
              Inventory                                     (1,220,455)      (130,000)
              Prepaid expenses                                 308,879       (731,767)
              Accounts payable and accrued activities          612,035        227,104
                                                           -----------    -----------
Net cash (used for) operating activities                    (3,182,997)      (959,497)
                                                           -----------    -----------
Cash flows from investing activities:
           Purchase of equipment                              (794,358)       (18,640)
           Purchase of intangibles                                   -       (625,000)
           Deferred acquisition costs                         (250,000)             -
                                                           -----------    -----------
                                                            (1,044,358)      (643,640)
                                                           -----------    -----------

Cash provided by investing activities
           Proceeds from credit facilty                        646,100              -
           Proceeds from long-term note                        131,734              -
           Proceeds from sale of stock                       2,096,046      3,696,181
           Proceeds from sale of preferred stock             1,500,000              -
           Repayment of note payable                                 -        (45,000)
                                                           -----------    -----------
Cash provided by financing activities                        4,373,880      3,651,181
                                                           -----------    -----------

Net change in cash                                             146,525      2,048,044
Beginning cash balance                                       1,356,885            136
                                                           -----------    -----------
Ending cash balance                                        $ 1,503,410    $ 2,048,180
                                                           ===========    ===========

        The accompanying notes are an integral part of the financial statements

                                U.S. MEDSYS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2004

Note 1 - Basis of Presentation

These Unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's Form 10-KSB for the year ended June 30, 2004.

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2005 and June 30, 2004 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative for the entire fiscal year.

Note 2 - Stockholders' Equity

During the period ended March 31, 2005, the Company issued 1,359,500 shares of common stock for cash.

On March 31, 2005, the Company raised $1,500,000 by selling an aggregate of 150,000 shares of a newly created series of preferred stock designated as Series A Convertible Stock and issued to the investor's common stock purchase warrants to acquire an aggregate 1,000,000 shares of common stock at an exercise price of $1.50 per share. The common stock closed at $ .92 on March 31, 2005

Note 3 - Investment in GMD, LLC

In July 2004, the Company executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies. Under the terms of the agreement, $450,000 was invested in GMD, in return for a 75% ownership position.

Note 4 - Investment in New England Orthotic and Diabetic Company (NEODS)

In December 2004, the Company executed an agreement to acquire 75 % of NEODS from Visionary Medical Consulting Corporation for 250,000 shares of restricted company common stock. The cost of the investment was recorded at $1.94 per share (for a total of $485,000), the market closing price on December 6, 2004. NEODS currently does not have any assets or revenue and under the impairment regulations stipulated in SFAS # 123, the entire investment has been expensed in the financials statements.

The Company also has agreed to provide funding for up to $300,000 in plant improvements.

                                U.S. MEDSYS CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2004

Note 5 - Revolving Credit Facilities

During the quarter ending March 31, 2005, the Company entered into transactions with five lenders, to establish a revolving credit facility with each lender, for an aggregate facility of $500,000. Three of the lenders are shareholders, and they account for $400,000 of the total. The term is for one year.

We borrowed the full amount available under these agreements (an aggregate of $500,000) in March 2005. Each advance is due and payable 90 days after the date the funds are received and bears an interest rate of 12% per annum.

As additional consideration for each lender's commitment to provide the credit facility, we issued an aggregate of 250,000 shares of restricted common stock (25,000 shares for each $50,000 of credit) as consideration for the establishment of the credit facility. The cost of these shares was determined to be equal to the closing share price on the respective date of receipt of the funds, amortized over 90 days and included in interest expense for the quarter. The amount included in interest expense in the quarter ending March 2005 was $ 139,200.

Note 6 - Marketing Agreement with Ivivi (IVIVI) Technologies

The Company entered into a non-exclusive marketing agreement that places medical devices with healthcare providers and facilities. Under terms of the agreement, the Company receives $1,250 per month for each device placed into service through IVIVI. The Company earned $56,250 under this program for the quarter ending March 31, 2005.

Note 7 - Termination of License Agreement

During the quarter the Company terminated its license agreement with Longport, Inc. The Company elected to expense the remaining unamortized Prepaid License Fee resulting in a total write-off of $372,800 for the quarter ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as "anticipated", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

The financial information furnished herein has been reviewed by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair representation of the results of operations or the period ended March 31, 2005 have been included.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2004 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Accounts Receivable, net

Our accounts receivable, net are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of its customer base as well as changes in our credit policies. We continuously monitor collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. During the quarter ended March 31, 2005, we wrote off $74,100 in accounts receivables that were deemed to be uncollectible.

Inventories, net

We value inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. When we place our systems at various field locations the cost of these systems is transferred to property and equipment and is amortized over the next two to five years. We regularly review inventory quantities on hand, raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand. During the quarter ended March 31, 2005, $140,000 of inventory was reserved for due to concerns of marketability.

Income Taxes

In estimating future tax consequences, the company takes into consideration all expected future events other than an enactment of changes in the tax laws or rates.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 ("SFAS No. 153"), "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29". SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) ("SFAS No.123(R)"), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement may have a material impact on the financial statements of the Company commencing with the quarter ending December 31, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of ARB No. 43, Chapter
4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS No. 151 on its financial position and results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on our financial position and results of operations.

'
RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

As the Company continues to execute its business plan and moves from a development stage entity the revenues for the three-month periods ended March 31, 2005 and March 31, 2004, were $387,521 and $0, respectively. We reported a net loss of $1,651,686 compared to a net loss of $352,287 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively. Our net loss per common share was $0.06 for the three-month period ended March 31, 2005 compared to a net loss of $0.01 for the three-month period March 31, 2004.

Revenues

Revenues were primarily driven by our Disease Management Division, Global Medical Direct("GMD"). GMD accounted for approximately 85.5% of the revenue for the three-month period ended March 31, 2005 as compared to 0% for the same period for the prior year. The increase in revenue is due the start in mid February 2005 of providing disease management services on two client contracts. We also realized $56,250 in revenue from the "Wound Care Program" which was launched in January 2005 in the quarter ended March 31, 2005.

We are currently working with New York Home Healthcare on service changes to the Wound Care Program, though the program is well received, the smaller nursing home operator(s) do not have the resources to take on the program. The company is currently working with New York Home Healthcare in adapting and refining the program to meet the needs of the smaller market operators. The company expects to complete this refinement by the end of May, 2005.

Gross Profit

Gross profit increased to $97,637 or 25% of revenues for the three-month period ended March 31, 2005, compared to $0 or 0% of revenues for the three-month period ended March 31, 2004. Gross profit margin as a percentage of revenue for the three-month period ended March 31, 2005 increased due to the start of our execution of the disease management services in the quarter. The overall margin from this revenue generation fell short of company expectation and was attributed to the level of volume discount received from our suppliers. We are currently working with these suppliers to obtain better volume pricing. There is no timetable set to when and if the company can or will receive a better pricing structure from our suppliers. In addition, gross profits are dependent on a number of factors, particularly the mix of product sold and their respective average selling prices, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three-months ended March 31, 2005 and March 31, 2004 were $1,521,318 and $290,125,respectively reflecting a increase of $1,231,193. The increase in SG&A expenditures in the third quarter of fiscal 2005 compared to fiscal 2004 resulted primarily the write-off of $372,800 related to unamortized license costs associated with our Longport contract. We also incurred an increase in salary and related costs of $409,881 attributable to the company hiring's in the New Jersey and Kansas locations. The increase in administrative expenses of approximately $225,000 is a direct result of finalizing the set-up of the New Jersey corporate office.

Interest Expense and Financing Costs

Interest expense and financing costs increased to $228,004 in the three-month period ended March 31, 2005, from $62,612 for the same period in the prior year. Interest expense reflects interest on working capital loans secured in November, 2004 and February, 2005 to enable the company in executing its business model.

NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

As stated previously in the three-month discussion, the Company is continuing to execute its business plan and move from a development stage entity; it is reflected in increase of our top line revenues. The revenue for the nine-month periods ended March 31, 2005 and March 31, 2004, were $515,077 and $0, respectively, which represented an increase of 100%. We reported a net loss of $4,046,335 compared to a net loss of $1,061,559 for the three-month periods ended March 31, 2005 and

March 31, 2004, respectively. Our net loss per common share was $0.14 for the nine-month period ended March 31, 2005 compared to a net loss of $0.04 for the nine-month period March 31, 2004.

Revenues

The nine month revenue figure of $515,077 consist of revenue from our Disease Management Division, GMD which accounted for approximately 68% of the revenue for the nine-month period ended March 31, 2005 as compared to 0% for the same period for the prior year. Also included is $106,800 in revenue from the discontinued walk-in center program and $56,250 from the Wound Care Program.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the nine-months ended March 31, 2005 and March 31, 2004 were $4,045,218 and $989,204, respectively reflecting a increase of $3,056,014. The majority of the increase in SG&A expenditures is related to activity in the third quarter of fiscal 2005 and also attributing to the increase are $392,553 in consulting fees related to program development and information technology, and a $485,000 write down of our in our investment in New England Orthotic and Diabetic Shoe Manufacturing Company.

Interest Expense and Financing Costs

Interest expense and financing costs increased to $226,309 in the three-month period ended March 31, 2005, from $72,355 for the same period in the prior year. Interest expense reflects interest on working capital loans secured in November, 2004 and February, 2005 to enable the company in executing its business model.

Liquidity and Capital Resources

We believe that our cash flow from operations together with our current Cash reserves will be sufficient to fund our business plan and projected capital requirements through at least November, 2005. Although we have incurred significant losses during the last two fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the continued execution of our business model and future expansion as it relates to the podiatric, ocular and disease management sectors. While we are not currently seeking to raise additional capital through public or private equity or debt financings, there is no assurance we will be successful in these efforts in the future. Future capital funding, if available, may result in dilution to current shareholders.

We have financed our operations in fiscal 2005 and 2004 primarily from equity financing and operating results. At March 31, 2005, we had a cash and cash equivalents balance of $1,503,410 and to a cash and cash equivalents balance of $1,356,883 at June 30, 2004. Our cash balances increased $146,525 in the nine-month period compared to June 30, 2004, primarily due to $3,432,997 used in operating activities and $3,579,522 provided by in investing activities.

The decrease in cash provided by our operating activities during the first three quarters of fiscal year 2005 resulted primarily from the net loss of $4,046,335 less adjustments to reconcile net loss to net cash used in operating activities of $613,338. Changes in our operating assets and liabilities used cash of $470,656. The changes in the asset components primarily reflect an increase in inventory of $1,220,455 plus lower other current assets of $71,502 and by a $612,035 increase in accounts payable and accrued liabilities. . Non-cash adjustments for depreciation, amortization, and impairment write-off partially offset the above.

Investing activities generated net cash of $3,579,522 during the nine-month period ended March 31, 2005. The principal generation related to the issuance of common and preferred stock totaling $3,596,046 in net proceeds. In addition we also secured a credit facility and proceeds from the issuance of a note payable totaling $777,834 which were utilized primarily in the purchase of fixed assets and equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Pursuant to the acquisition of a 51% interest in the PMC Ocular Network LLC in January 2005, we paid $250,000 of the $400,000 purchase price to Nicholas Sconzo. Payment of the balance of $150,000 to Mr. Sconzo is contingent upon the filing of an application by PMC Ocular Network LLC with the New Jersey Department of Health and Senior Services for approval as an Organized Delivery System.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information concerning unregistered sales of equity securities during the quarter ended March 31, 2005, has previously been included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION.

In April 2005, the Company's subsidiary, PMC Ocular Network, LLC, received a written notice from Wills Eye Surgical Network LLC, stating that Wills Eye was terminating, effective April 29, 2005, the Network Participation and Administration Agreement between PMC Ocular and Wills Eye dated December 27, 2004. PMC Ocular disputes Wills Eye's authority to terminate the agreement, and notified Wills Eye that unless Wills Eye retracts its purported termination, PMC Ocular will institute binding arbitration pursuant to the terms of the agreement. PMC Ocular and Wills Eye had not commenced active operations under the agreement.

ITEM 6. EXHIBITS.

Exhibit No.   Description
-----------   -----------
3.4           The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form
              10-QSB for the period ended March 31, 2004.)

3.5 The Company's Articles of Incorporation, as amended and as currently in effect. (Incorporated by reference to Exhibit 3.5 of the current report on Form 8-K filed March 31, 2005.)

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

10.15 Severance Agreement with George Anagnost. (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed
              May 11, 2005.)

10.16 Severance Agreement with Jacob Futro. (Incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed May 11, 2005.)

10.17 Severance Agreement with Peter G. Futro. (Incorporated by reference to Exhibit 10.17 of the current report on Form 8-K filed
              May 11, 2005.)

10.18 Severance Agreement with Kenton D. Sieckman. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed
              May 11, 2005.)

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

                                         U.S. MEDSYS CORP.

DATE: May 23, 2005                       By: /s/ Anthony R. Rubino
                                             -----------------------------------
                                             Anthony R. Rubino, interim Chief
                                             Executive Officer, Chief Financial
                                             Officer and Principal Accounting
                                             Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
3.4           The Company's Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's quarterly report on Form
              10-QSB for the period ended March 31, 2004.)

3.5 The Company's Articles of Incorporation, as amended and as currently in effect. (Incorporated by reference to Exhibit 3.5 of the current report on Form 8-K filed March 31, 2005.)

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

10.15 Severance Agreement with George Anagnost. (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed
              May 11, 2005.)

10.16 Severance Agreement with Jacob Futro. (Incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed May 11, 2005.)

10.17 Severance Agreement with Peter G. Futro. (Incorporated by reference to Exhibit 10.17 of the current report on Form 8-K filed
              May 11, 2005.)

10.18 Severance Agreement with Kenton D. Sieckman. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed
              May 11, 2005.)

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