Form 10KSB
period 2005-06-30
US MEDSYS CORP
filed 2005-11-15
CIK 1095963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

Commission File Number: 000-27513

U.S. MEDSYS CORP.

(name of small business issuer as specified in its charter)

Colorado	84-1308436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Route 17 South, Hasbrouck Heights, New Jersey	07604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (201) 288-3082

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $927,373.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 8, 2005 was approximately $6,581,926. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of November 8, 2005, was 31,200,046.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

U.S. MEDSYS CORP.

Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2005

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding U.S. MEDSYS CORP. (the “Company”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, limited operating history; speculative nature of mineral property exploration; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

U.S. MedSys Corp. (UMSY) was incorporated in Colorado on May 1, 1995 as Prime Rate Income & Dividend Enterprises, Inc. We changed our name to U.S. MedSys Corp. on March 29, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “U.S. Medsys, Corporation”, or “management”, refer to U.S. Medsys Corporation and its subsidiaries.

On November 12, 2002, we acquired 100% of the issued and outstanding common stock of U.S. MedSys Technologies, Inc. (formerly known as U.S. Medical Systems, Inc.) (“USMS”) from the sole shareholder of USMS, Rangeley Corporation (“Rangeley”). As a result, USMS became a wholly-owned subsidiary of the Company, our former officers and directors resigned, and members of UMSY’s management team were appointed as new officers and directors, to serve until their successors are duly elected at the next annual shareholders’ meeting of the Company.

As part of the reorganization, ownership of our former subsidiary, Pride, Inc., which operated a real estate investment business, was transferred to Michael L. Schumacher, a former officer and director of the Company. Mr. Schumacher agreed to assume independent responsibility for the completion of registration statement by Pride, Inc. for a “spin-off” distribution of shares of Pride, Inc. to the shareholders of record at November 27, 2002 (excluding Rangeley).

CURRENT BUSINESS PLAN

Our objective is to become a network development, marketing and distribution organization which provides medical technology and support services to the healthcare industry. U.S. MedSys Corp. is focusing on its core competencies in healthcare delivery, network development and marketing. The purpose is to create a total platform that can be presented to healthcare providers as a means for Healthcare Administrators to cuts costs without sacrificing quality of care to its membership. The UMSY business network consists of PMC/Footcare, LLC, GMD, LLC (Global Medical Direct), a network provider of sales, marketing and distribution of self- management products and services to patients with diabetes. UMSY has also acquired New England Orthotic and Diabetic Shoe Company (NEODS), which has been established to manufacture semi-custom orthotics, diabetic shoes and insoles.

DESCRIPTION OF MARKETS

Disease Management Network

In July 2004, we executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies based in Lenexa, Kansas. Under the terms of the agreement, we invested in working capital $450,000 in GMD, in return for a 75% ownership position As of June 30, 2005 the total working capital invested in GMD LLC is $1,252,750.

GMD, through a wholly-owned subsidiary, Global Medical, Inc., is a Medicare approved DME (Durable Medical Equipment) Provider, and does business as “Global Medical Direct.”

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

Global Medical Direct has moved into a new facility in Lenexa, Kansas in October 2004. The new location incorporates over 22,000 square feet of call center, closed-door pharmacy and warehouse and shipping. This fully integrated, central facility provides diabetes products directly to the patient in two to three days within the United States. GMD currently to employs approximately 19 full time and 5 part time people. There are plans for additional hiring’s between now and the end of this calender year.

GMD has a unique value proposition for health plans and third party administrators integrating a diabetes disease management program with the Company’s diabetes supply offering. Patients whose health plans participate will receive semiannual diabetes assessments that evaluate 35 different clinical, physical and mental health related risk factors associated with diabetes. From the assessment, Global Medical generates a 12 page patient specific, customized report that graphically shows the patient’s areas of risk and provides suggestions for mitigating those risk factors and a care plan to be reviewed with the patient’s physician. GMD’s Diabetes Profile reports are excellent tools for patients and their physicians, enabling them to track the progress of the plan of care. This report also tracks key clinical measures as recommended by the ADA.

Another critical component of the GMD’s Diabetes Profile Program is its integration with supplies and an extensive ADA approved education materials. Approximately every three months a GMD Coordinator talks with the patient to evaluate the patient’s utilization of supplies and evaluates their current product utilization compared to prescribed recommendations by their physician. A new order is set up for shipment and educational information is provided.

Global Medical employs a regionalized strategy to obtain direct to consumer referrals. GMD initiated a perpetual direct to consumer marketing campaign in October of 2004 where it will use direct mail marketing to target 10,000 Medicare beneficiaries with each mailing. The Company is conducting targeted advertising to reach major Midwest Medicare markets. Global Medical Direct is a participating Medicare and Railroad Retirement provider and accepts Medicare assignment.

GMD entered into a marketing agreement with PMC in August 2004. PMC will market the GMD product line to union health benefit plans, employer health benefit plans, and commercial health benefit plans such as HMO’s, PPO’s, indemnity plans and similar programs that provide health benefit plans. GMD agreed to pay PMC an aggregate of $300,000 for PMC’s services for one year, commencing September 1, 2004. As of June 30, 2005, we have only paid $60,000 of the required $300,000. The respective parties have agreed to stop the payments until the company is generating positive cash flow and can honor the agreement, at which time the payments would then resume at the $30,000 per month till the agreement is satisfied.

On December 6, 2004, U.S. Medsys Corp. (the “Company”) purchased 75% of the outstanding common stock of New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., a Delaware corporation (“NEODS”), from its sole shareholder, Visionary Medical Consulting Corp., in exchange for 250,000 shares of restricted common stock of the Company. NEODS was recently formed, and has no material assets, liabilities or operations. The Company also has agreed to provide funding for up to $300,000 in plant improvements.

NEODS has finalized a lease agreement on an existing manufacturing facility in Wilton, Maine, and has added equipment and leasehold improvements to create a state-of-the-art facility designed to produce, 20,000 semi-custom orthotics and 2,000 pairs of diabetic shoes with insoles in a single month. Based on samples of semi-custom orthotics made, we expect to ship our first order of “Next Step” by December 1, 2005 although no assurances can be given that such shipments will commence on that date.

NEODS entered into a contract with First JMA Enterprises, LLC of Moorestown, New Jersey, for First JMA to market, distribute and sell semi-custom orthotics and diabetic shoes to be manufactured by NEODS. First JMA owns, operates and licenses 14 locations and is also a distributor to a network of an additional 35 independent orthotics outlets. NEODS will manufacture a branded name of semi-custom orthotics to be marketed by First JMA under the name “Next Step.”

Additionally, UMSY expects that NEODS will become the primary supplier of orthotics and diabetic shoes for the PMC/Foot Care Network, which is currently comprised of 2,600 board-certified podiatric surgeons.

Podiatric Network

In May 2004 we executed an operating agreement for the formation of PMC/Foot Care Network, LLC, where we purchased a 51% interest, to establish the country’s largest privately owned podiatric network, based in Hasbrouck Heights, New Jersey. Under the terms of the agreement, we invested $400,000 in PMC/Foot Care Network, in return for a 51% ownership position. PMC is a 25% equity member in the LLC and is the operational manager of the network. As of June 30, 2005, the total working capital invested in PMC/Foot Care, LLC is $856,359.

PMC/Foot Care Network is a national network of board-certified podiatric surgeons offering clients the opportunity to receive professional podiatric services within a cost contained managed care program. PMC/Foot Care expertise includes, network development and administration, credentialing, utilization management and claims administration. As the cost of healthcare in our country rises at an alarming rate, healthcare organizations, insurance companies and individuals nationwide are seeking means of controlling their healthcare expenses. Over the past ten years, podiatric healthcare has emerged as a force in the healthcare industry. The existing demand for podiatric therapies is already placing a great strain on Medicare due in part to the aging of the “Baby Boomer” population and the reinsurance market creating the need for streamlined management of health and workers compensation benefits. In response to this demand PMC/Foot Care Network offers a cost-effective solution, maintaining the highest standards of excellence for the management of alternative care benefits, and believes it is properly positioned to capture a significant portion of this developing market.

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

The administrative board of PMC/Foot Care Network is comprised of practicing podiatrists. They have a combined 75 years of clinical experience in podiatric medicine. These administrators are boarded by The American Board of Quality Assurance and Utilization Review Physicians, The American Board of Podiatric Surgery, and are Fellows of the American College of Foot and Ankle Surgeons. As a professional consortium, the Board serves the Network’s members as intermediaries whose primary responsibilities include managing a high-quality podiatric care delivery system within a cost-effective fee structure. They administer the claim review system and maintain quality control program standards. In addition, the administrative board negotiates network member contractual arrangements and new provider contractual arrangements, manage record keeping, claims submission, direct peer review and grievance procedures.

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

As the 51% owner of PMC/Foot Care Network, we anticipate that we will earn revenues from our share of profits earned by the network for any referral fees paid to the network by its members. We also plan to market products from NEODS to members of the network. In the future we anticipate providing network services to insurance companies, union healthcare plans and other healthcare networks through the PMC/Foot Care Network.

Other Markets

PMC Ocular Network LLC has no material assets, liabilities or operations. Accordingly, the acquisition of a 51% Membership Interest in PMC Ocular Network LLC does not constitute an acquisition of assets under Item 2.10 of Form 8-K that would require the filing of financial statements of PMC Ocular Network LLC.

PMC Ocular Network LLC entered into a network Participation and Administration Agreement in December 2004 with Wills Eye Surgical Network LLC. The agreement will facilitate the participation in the network of all facilities controlled directly or indirectly by the Trust under the Will of James Will, Jr. Additionally, Wills Eye will assist PMC Ocular in executing provider agreements with physicians that use Wills’ facilities. The Wills Eye

Surgical Network is affiliated with the Wills Eye Hospital, established in 1832 and recognized annually as one of the most renowned hospitals in the United States by U.S. News & World Report since the survey’s inception in 1990.

Wills Eye Hospital, established in 1832 through a bequest of James Wills, a Quaker merchant, to the City of Philadelphia, is governed by the Board of Directors of City Trusts. It is a non-profit specialty institution whose clinical expertise and sophistication of diagnostic and treatment procedures make it a worldwide referral center. Wills Eye Hospital has also branched into the community with a network of same-day surgery centers throughout Pennsylvania, New Jersey and Delaware. The centers offer care that reaches beyond ophthalmology to other surgical specialties such as orthopedics, pediatrics, plastics, and ear, nose and throat. Wills also provides laser vision correction at its center in downtown Philadelphia and centers throughout the tri-state region.

Nicholas J. Sconzo owns 34% of the PMC Ocular Network LLC and is the managing member of the PMC Ocular Network LLC.

In April 2005, the Company’s subsidiary, PMC Ocular Network, LLC, received a written notice from Wills Eye Surgical Network LLC, stating that Wills Eye was terminating, effective April 29, 2005, the Network Participation and Administration Agreement between PMC Ocular Network, LLC, and Wills Eye Surgical Network LLC, dated December 27, 2004. PMC Ocular disputes Wills Eye’s authority to terminate the agreement, and notified Wills Eye that unless Wills Eye retracts its purported termination, PMC Ocular will institute binding arbitration pursuant to the terms of the agreement. PMC Ocular and Wills Eye had not commenced active operations under the agreement. An arbitration suit was filed by PMC Ocular Network, LLC through the law firm of Aramando, Light and Gregory July of 2005.

Wound Care Program

Maintained under our proprietary WCP our alliance with SofPulse (IVIVI Technologies) and the Longport ultrasound imaging device allows us to bring state-of-the-art non invasive procedures to accelerate the healing of pressure ulcers and various other wound types. Management believes that the SofPulse effectively and non-invasively delivers electro therapy to superficial tissue and stage 3 and 4 ulcers. Longport Ultra Sound digital imaging scanner delivers “biopsy like” scans of chronic wounds to be examined by trained clinicians for diagnostic and documentation purposes. The WCP is being utilized in the New York Home Heath Care Network.

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

The scanner has applications in wound detection and assessment-burn treatment, product testing, muscle and skeletal imaging, dermatology and women’s health issues. For instance, in the case of wound detection and treatment, clinicians can check the status of a wound and the surrounding tissue without having to incise the patient or put a probing device in the fragile wound bed. When used with a coupling gel, the scanner can penetrate certain types of wound dressings and produce an image, thus avoiding risks of infection and protecting the wound surface during the scanning process.

The scanner shares those characteristics, which are common to all ultrasound imaging equipment, but uses high frequency ultrasound at 20 MHz to provide high resolution images at depths of up to three centimeters. This compares to 4 to 7 MHz ultrasound frequency used to scan fetal images, and up to 10 MHz used by conventional ultrasound equipment. Traditional low-frequency ultrasound equipment is generally unable to image thin structures like skin. We believe that the scanner’s ability to produce high-resolution images of thin structures, such as skin, subcutaneous tissue and superficial tendons, is unique and the device is significantly less expensive.

The depth used by the scanner to produce a useable image depends on the area being scanned and the clinical application. For instance, wounds on the ankle require an image depth of only 2 to 4 millimeters, an area generally too small to resolve using conventional imaging technology, but ideally suited to the use of the scanner. The scanner provides a clinician with a clear picture, at 65 by 200 microns, of the entire wound area. Consequently, the clinician need not disturb the wound with invasive procedures that can cause additional damage. The scanner uses a proprietary software program to allow clinicians to objectively measure changes in the wound. The ability to track the healing process becomes critical during the early stages of a treatment program. Using the scanner, clinicians can identify the status of healing within days of starting treatment, instead of waiting up to a month for changes to appear on the wound surface. This helps clinicians quickly determine whether treatment changes are required, helping to decrease the healing time. The scanner’s manufacturer has been assigned patents in the United States, Australia and South Africa, along with copyright protected software. The scanner has received FDA marketing clearance, patents, copyrights, UL and European marks.

Recent Events

On December 6, 2004, U.S. Medsys Corp. (the “Company”) purchased 75% of the outstanding common stock of New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., a Delaware corporation (“NEODS”), from its sole shareholder, Visionary Medical Consulting Corp., in exchange for 250,000 shares of restricted common stock of the Company. NEODS was recently formed, and has no material assets, liabilities or operations. The Company also has agreed to provide funding for up to $300,000 in plant improvements.

NEODS has finalized a lease agreement on an existing manufacturing facility in Wilton, Maine, and has added equipment and leasehold improvements to create a state-of-the-art facility designed to produce, 20,000 semi-custom orthotics and 2,000 pairs of diabetic shoes with insoles in a single month. Based on samples of semi-custom orthotics made, we expect to ship our first order of “Next Step” by December 1, 2005 although no assurances can be given that such shipments will commence on that date.

NEODS entered into a contract with First JMA Enterprises, LLC of Moorestown, New Jersey, for First JMA to market, distribute and sell semi-custom orthotics and diabetic shoes to be manufactured by NEODS. First JMA owns, operates and licenses 14 locations and is also a distributor to a network of an additional 35 independent orthotics outlets. NEODS will manufacture a branded name of semi-custom orthotics to be marketed by First JMA under the name “Next Step.”

Additionally, UMSY expects that NEODS will become the primary supplier of orthotics and diabetic shoes for the PMC/Foot Care Network, which is currently comprised of 2,600 board-certified podiatric surgeons.

On January 13, 2005, U.S. Medsys Corp. (the “Company”) purchased 51% of the outstanding Membership Interest of PMC Ocular Network LLC, a New Jersey Limited Liability Company, from Nicholas J. Sconzo (“Sconzo”), in exchange for $400,000. The Company paid $250,000 to Sconzo at Closing, and payment of the balance of $150,000 to Sconzo is contingent upon the filing of an application by PMC Ocular Network LLC with the New Jersey Department of Health and Senior Services for approval as an Organized Delivery System.

Initially it is anticipated that the network will have 1,100 ophthalmologists located in 14 states. The Company anticipates it will add additional ophthalmologists and centers of excellence throughout the U.S. over the next year. This network is complementary to the company’s PMC/Foot Care Network for the treatment of diabetics with foot and ocular treatments associated with their disease. The addition of the PMC Ocular Network rounds out the foot, eye, wound care, diabetic supply, and orthotics/diabetic shoes, creating a total health care delivery platform to present to health care payors concerned with the escalating costs of dealing with the increasing numbers of diabetic patients in the U.S.

Risks Related to Our Business

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been suggested seeking to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

We expect that the United States Congress and state legislatures will continue to review and assess various healthcare reform proposals, and public debate of these issues will likely continue. There have been, and we expect that there will continue to be, a number of federal and state proposals to constrain expenditures for medical products and services, which may affect payments for products such as ours. We cannot predict which, if any of such reform proposals will be adopted and when they might be effective, or the effect these proposals may have on our business.

We also are dependent on a limited number of key management and technical personnel. The loss of one or more of our key employees may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain “key person” insurance on any of our employees. In addition, our success depends upon our ability to attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. We face competition in our recruiting activities and may not be able to attract or retain qualified personnel.

Our common stock is subject to price volatility.

The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

•	quarterly variations in operating results;

•	medical reimbursement;

•	general market conditions.

Our future operating results may fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a significant decline in the market price of our common stock. In addition, the stock market has experienced significant price and volume fluctuations that have affected the market price of the stock of many medical device companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may directly influence the market price of our common stock.

Employees

As of September 30, 2005, we had twenty six full-time employees and five part time employees. We also retain the services of independent consultants from time to time, as management deems necessary.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our headquarters are Hasbrouck Heights, New Jersey. In September 2004, we signed a five year lease; the lease payment for the first year was approximately $3,146 per month.

Our subsidiary, PMC/Foot Care Network, LLC, opened an office in May, 2004 in Hasbrouck Heights, New Jersey, and signed a five year lease; the lease payment for the first year was approximately $4,302 per month.

Our subsidiary, GMD, LLC, opened an office in Lenexa, Kansas, in October 2004, and signed a five year lease; the lease payment for the first year is approximately $12,513 per month.

Our subsidiary, NEODS, leased a manufacturing site in Wilton, Maine, in August 2005, and signed a five year lease; the lease payments for the first year are approximately $3,433 per month.

ITEM 3. LEGAL PROCEEDINGS

U.S. MedSys Corp. is the subject of a formal investigation being conducted by the Central Regional Office of the Securities and Exchange Commission. The Company has received a subpoena for documents from this S.E.C. office. While management is not aware of the exact scope of the inquiry, we intend to cooperate fully with the S.E.C. staff. The investigation may include inquiry into the offer and sale of the company’s securities, its public disclosures, its financial statements, as well as its internal controls and books and records, and filings made by the company and its directors and officers with the S.E.C. We have retained John M. Fedders, Esq., former Director of the Division of Enforcement at the S.E.C., to represent and assist the company in connection with this matter. As of June 30, 2005 there has been no resolution in this matter and last communication with the SEC enforcement office in Denver, Colorado was May 21, 2005.

Apart from the above, we are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The table below sets forth, for the respective periods indicated, the prices for the Company’s common stock in the over-the-counter market as reported by the NASD’s OTC Bulletin Board. The Company’s Common Stock is being quoted on NASD’s OTC Bulletin Board, under the symbol “UMSY” since March 29, 2004. Prior to that date, the symbol was “PIDV.” The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2003, 2004 and 2005.

Quarter Ended	High	Low
September 30, 2003	$0.66	$0.06
December 31, 2003	$2.75	$0.16
March 31, 2004	$3.70	$2.37
June 30, 2004	$7.20	$2.40
September 30, 2004	$2.86	$2.29
December 31, 2004	$2.34	$1.66
March 31, 2005	$1.20	$ .86
June 30, 2005	$ .98	$ .61

At June 30, 2005, the Company’s Common Stock was quoted on the OTC Bulletin Board at a closing price of $.67 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Shareholders

As of June 30, 2005, there were approximately 436 holders of record of the Company’s common stock based on information provided by our transfer agent, Corporate Stock Transfer, Inc. (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company’s Board of Directors.

Recent Issuances of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years.

In July 2003 the Company sold 3,200,000 shares of its common stock at $.05 per share to six investors. Aggregate proceeds from the sale of the common stock were $160,000. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Between August and October 2003, the Company sold 90,000 shares of its common stock at $.10 per share to three investors. Aggregate proceeds from the sale of the common stock were $9,000. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On November 3, 2003, the Company issued an aggregate of 2,620,000 shares of its common stock, valued at $.25 per share for accounting purposes, pursuant to agreements with five consultants, in exchange for consulting services. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On November 3, 2003, the Company issued 560,000 shares of its common stock, valued at $.25 per share for accounting purposes, to Peter G. Futro, the Company’s CEO, as payment in full of $140,000 in accrued salary the Company owed to Mr. Futro. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 3, 2003, the Company issued 270,000 shares of its common stock, valued at $.25 per share for accounting purposes, to Futro & Associates, P.C., as payment in full of outstanding invoices totaling $67,552 for legal services the Company owed to Futro & Associates, P.C. The Company’s CEO, Peter G. Futro, is a principal of Futro & Associates, P.C. However, Mr. Futro does not bill the Company for any of his time for legal work performed, and other attorneys at Futro & Associates, P.C., bills the Company at rates substantially below their normal hourly rates. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 21, 2003, the Company issued 20,000 shares to a holder of a $10,000 debenture that the holder had purchased from the Company’s wholly-owned subsidiary, U.S. Medical Systems, Inc. (“USMS”) in June 2002. USMS had agreed to issue the holder 20,000 shares as additional consideration for purchasing the debenture, but the shares were never issued. When the Company acquired USMS in November 2002, the Company assumed these obligations. The holder also elected to convert the debenture ($12,638 in principal and accrued interest) into common stock of the Company, and the Company issued 19,747 shares of common stock in settlement of the debenture. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On November 21, 2003, the Company issued 25,000 shares to a holder of a $25,000 debenture that the holder had purchased from the Company’s wholly-owned subsidiary, U.S. Medical Systems, Inc. (“USMS”) in October 2002. USMS had agreed to issue the holder 25,000 shares as additional consideration for purchasing the debenture, but the shares were never issued. When the Company acquired USMS in November 2002, the Company assumed these obligations. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Between January 20 and March 16, 2004, the Company sold 2,152,799 shares of its common stock at $1.75 per share to 45 accredited investors. Aggregate proceeds from the sale of the common stock were $3,767,399. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In August 2004, the Company sold 473,000 shares of its common stock at $3.00 per share to 12 accredited investors. Aggregate proceeds from the sale of the common stock was $1,419,000. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On December 6, 2004, the Company issued 250,000 of restricted common stock, to Visionary Medical Consulting Corporation to acquire 75% of New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., a Delaware corporation (“NEODS”). The cost of the investment was recorded at $1.94 per share (for a total of $485,000) based on the market closing price on December 6, 2004. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In January 2005, we sold 50,000 shares of our common stock at $2.00 per share to one accredited investor. Aggregate proceeds from the sale of the common stock was $100,000. In connection with the offering, we agreed to use our best efforts to file a registration statement to register the shares of common stock for resale by the investor. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. The Series A Convertible Preferred Stock contains a beneficial conversion feature. In accordance with Emerging Issues Task Force (EITF) 98-5 the cost of this beneficial conversion feature was $1,260,000 of which $420,000 was amortized for year ended June 30, 2005. The remainder of the cost will be amortized through March 2006.

On March 31, 2005, the Company raised $1,500,000 by selling an aggregate of 150,000 shares of a newly created series of preferred stock designated as Series A Convertible Stock and issued to the investor’s common stock purchase warrants to acquire an aggregate 1,000,000 shares of common stock at an exercise price of $1.50 per share. The common stock closed at $ .92 on March 31, 2005. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the quarter ending March 31, 2005, we entered into transactions with five lenders, whereby we established a revolving credit facility with each lender, for an aggregate facility of $500,000. We borrowed the full amount available under these agreements (an aggregate of $500,000) in March 2005. Pursuant to the loan agreements, as additional consideration for each lender’s commitment to provide the revolving credit facility, we issued an aggregate of 250,000 shares of restricted common stock (25,000 shares for each $50,000 of credit) as consideration for the establishment of the credit facility. We also issued an aggregate of

1,000,000 shares of restricted common stock to serve as collateral. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This report may contain “forward-looking” statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “believes,” “budget,” “target,” “goal,” “anticipate,” “expect,” “plan,” “outlook,” “objective,” “may,” “project,” “intend,” “estimate,” or similar expressions.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2005 AND JUNE 30, 2004

The Company continues to implement its business model and continues to prepare its operating divisions to handle additional sales capacity in the upcoming months. The net revenues for the year ended June 30, 2005 and June 30, 2004, were $927,373 and $201,820, respectively. We reported a net loss of $(7,139,224) compared to a net loss of $(1,891,495) for the year ended June 30, 2005 and June 30, 2004, respectively. Our net loss per common share was $(0.24) for the year ended June 30, 2005 compared to a net loss of $(.08) for the year ended June 30, 2004.

Revenues

Revenues continue to be primarily driven by our Disease Management Division, Global Medical Direct (“GMD”). GMD accounted for approximately 80% of the revenue for the year ended June 30, 2005 as compared to 0% for the same period for the prior year. The increase in revenue is due the start in mid February 2005 of providing disease management services on two client contracts. We also realized $112,500 in revenue from the “Wound Care Program” which was launched in January 2005 in the year ended June 30, 2005.

We have worked with New York Home Healthcare on service changes to the Wound Care Program, though the program is well received, the smaller nursing home operator(s) do not have the resources to take on the program. The company completed working with New York Home Healthcare June 15, 2005 in adapting and refining the program to meet the needs of the smaller market operators.

Gross Profit

Gross profit from operations $ 308,656 or 33% of revenues for the year ended June 30, 2005, compared to $134,170 or 66% of revenues for the year ended June 30, 2004. The margin for the year ended June 30, 2004 was directly related to revenue driven from our walk in clinic program which has since been terminated. Gross profit margin as a percentage of revenue for the year ended June 30, 2005 increased due to the start of our execution of the disease management services in the third quarter. The overall margin from this revenue generation fell short of company expectation and was attributed to the level of volume discount received from our suppliers. We are currently working with these suppliers to obtain better volume pricing. As of this filing we have begun to secure better payment terms with these vendors and shortly we will be able to garner better pricing with our increased volume. In addition, gross profits are dependent on a number of factors, particularly the mix of product sold and their respective average selling prices, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2005 and June 30, 2004 were $6,350,250 and $1,960,635, respectively reflecting an increase of $4,389,615. The increase in SG&A expenditures in for the fiscal year 2005 compared to fiscal 2004 resulted primarily the write-off of $457,575 related to unamortized license costs associated with our Longport contract. We also incurred an increase in salary and related costs of $2,385,224 attributable to the company hiring’s in the New Jersey and Kansas locations of both management and operating personnel. Also included in the salary costs is approximately $530,250 in severance costs associated with the departure of our board of directors and CEO. The increase in administrative expenses of approximately $720,090 is a direct result of finalizing the set-up of the New Jersey corporate office and continued expansion of the Kansas operating facility.

Interest Expense and Financing Costs

Interest expense and financing costs increased to $1,097,630 for the year ended June 30, 2005, from $65,030 for the same period in the prior year. Also, included was $420,000 based upon a beneficial conversion feature on the Series A Preferred Convertible Stock and interest on working capital loans secured in November, 2004, February, 2005 and March, 2005 to enable the company in executing its business model.

Liquidity and Capital Resources

We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our business plan and projected capital requirements through at least to the end of the second quarter. Although we have incurred significant losses during the last two fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the continued execution of our business model and future expansion as it relates to the podiatric, ocular and disease management sectors. We are currently seeking to raise additional capital through public or private equity or debt financings, there is no assurance we will be successful in these efforts in the future. Future capital funding, if available, may result in dilution to current shareholders.

We have financed our operations in fiscal 2005 and 2004 primarily from equity financing and operating results. At June 30, 2005, we had cash and cash equivalents balance of $158,672 and to a cash and cash equivalents balance of $1,356,883 at June 30, 2004. Our cash balances decreased $(1,198,211) in the year ended compared to June 30, 2004, primarily due to $4,684,637 used in operating activities and $4,287,687 provided by in investing activities.

The decrease in cash provided by our operating activities during the fiscal year 2005 resulted primarily from the net loss of $(7,139,224) less adjustments to reconcile net loss to net cash used in operating activities of $1,298,967. Changes in our operating assets and liabilities used cash of $559,862. The changes in the asset components primarily reflect an increase in inventory of $1,245,333 plus other current assets of $287,420 and by a $747,274 increase in accounts payable and accrued liabilities. Non-cash adjustments for depreciation, amortization, and impairment write-off partially offset the above.

Investing activities generated net cash of $4,287,687 during the year ended June 30, 2005. The principal generation related to the issuance of common and preferred stock totaling $3,882,196 in net proceeds. In addition we also secured a credit facility and proceeds from the issuance of a note payable totaling $324,401 which were utilized primarily in the purchase of fixed assets and equipment.

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

Accounts Receivable, net

Our accounts receivable, net are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of its customer base as well as changes in our credit policies. We continuously monitor collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

We recognize revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, Medicaid, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. Our billing system and the revenue generated from product sales is based off of our product pricing which has been established by taking average industry product pricing. We record contractual adjustments (Discounts) equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. This adjustment is recorded as a reduction of both gross revenues and accounts receivable. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which those documents are collected and verified.

Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients. Approximately $109,483, or 15.8% of consolidated net revenues for continuing operations for the fiscal year ending June 30, 2005, was reimbursable by Medicare for products provided to Medicare beneficiaries.

The valuation of accounts receivable is based upon the credit-worthiness of patients and third-party payers as well as our historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from patients. We base our estimates on our historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category.

Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. All billing claims that are disallowed by Medicare, Medicaid, and other third-party payers are then billed to the patient who has authorized the benefits. As of June 30, 2005, there was a balance in patient responsibility of $33,478. Subsequent collections on this balance 120 days after June 30, 2005 showed that the patient responsibility had been reduced to $6,185. This balance, whose collectibility is the only accounts receivable balance that is questionable, represents less than 1% of the total net revenues after discounts were taken. Furthermore, patient quarterly shipments are put on hold for any patient with a balance that extends over more than two quarterly shipments and has reached a balance of greater than $100.

Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the Fiscal Year End of June 30, 2005, we provided for sales allowances at a rate of approximately 3.0% of gross revenues.

For the year ended June 30, 2005, $32,000 from a related party was deemed uncollectible by the Company and written off.

Inventories, net

We value inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. When we place our systems at various field locations the cost of these systems is transferred to property and equipment and is amortized over the next two to five years. We regularly review inventory quantities on hand, raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand. During the year ended June 30, 2005, $140,000 of inventory was reserved for due to concerns of marketability.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 (“SFAS No. 153”), “Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No.123(R)”), “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123(R), only certain pro-forma disclosures of fair value were required. SFAS No.123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement may have a material impact on the financial statements of the Company commencing with the quarter ending December 31, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS No. 151 on its financial position and results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150(“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on our financial position and results of operations.

Property and Equipment

The Company depreciates property and equipment in amounts sufficient to recover asset costs over their estimated useful lives.

Medical devices and office equipment of $1,028,757 at June 30, 2005 are depreciated over their estimated useful life.

	Cost	Accumulated Dep.	Net Value	Method/LF
Office Equipment	$548,757	$83,986	$464,772	SL/3 YRS
Equipment	$480,000	$113,450	$366,550	SL/3 YRS
Total Fixed Assets	$1,028,757	$181,897	$836,322

Depreciation expense of $55,200 for the equipment generating revenue was included in General and administrative expenses and not in Cost of Goods sold.

Intangible Assets

During the year ended June 30, 2005, the Company, through its wholly owned subsidiary, U.S. MedSys Technologies, (“USMT”) Inc., terminated the distribution agreement with Longport, Inc., a medical technology company that specializes in high resolution ultrasound imaging. The Company paid $525,000 for year ending June 30, 2004 to Longport for the right to be the “Exclusive Distributor of the scanner in the United States. In accordance with the distribution agreement, the Company forfeited these funds when the contract was terminated, which resulted in a charge $452,000 to License fees for the year ending June 30, 2005.

During the year ended June 30, 2005, USMT terminated a distribution agreement with Practice Management Corporation (“PMC”) for the distribution of up to 200 ultrasound scanners per year, for a three year period due to the inability to secure medical industry approved billing codes for the procedures. The unpaid balance of $100,000 due to “PMC” as well as the remaining Prepaid License fee and unamortized License fee amounts were eliminated resulting in a reduction of $34,700 to License fees for the year ending June 30, 2005

Income Taxes

As of June 30, 2005, the Company had approximately $9,635,719 of net operating loss carry forward that expires as follows: $605,000 in 2023, $1,891,495 in 2024 and $7,139,224 in 2025. The Company had an estimated deferred tax asset of $1,445,608 related to the net operating loss carry forward, which represents $91,000 for year end June 30, 2003 and $283,475 for year end June 30, 2004 and $1,070,884 for year end June 30, 2005. A valuation allowance has been provided for the total amount of the deferred tax asset, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15)%
Deferred income tax allowance	15%

0%

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None to consider.

ITEM 8A CONTROLS AND PROCEDURES.

Evaluation of Disclosure and Controls and Procedures. Anthony Rubino, our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at June 30, 2005 Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2005 to ensure timely reporting with the Securities and Exchange Commission, particular during the period where we were under previous management. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer , also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended June 30,, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company intends to take steps to address its understaffed Finance and Accounting team to correct this material weakness. Furthermore, as a result of a change in management, the number o members serving on the Board of Directors was reduced. The Company is actively recruiting additional members, including prospective independent directors, to permit greater oversight to an enhanced Finance and Accounting team. The Company believes that additional directors and an enhanced Finance and Accounting team will improve the quality and timeliness of future period financial reporting.

ITEM 8B OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2005 and the term of office of each director of the Company.

Name	Age	Position
Anthony Rubino	41	Chief Executive Officer, Principal Accounting Officer, Director

Dr. Orest B. Boyko	50	Director

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met two times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

Effective May 6, 2005, Anthony Rubino and Dr. Orest B. Boyko were appointed to fill vacancies on the board of directors by the previous members of the board prior to the effectiveness of the resignations described above. As a result, the current board of directors for the Company consists of two members, Messrs. Rubino and Boyko.

Anthony Rubino (age 41) has been the Executive Vice President of Finance and Chief Financial Officer of the Company since November 2004 and the interim Chief Executive Officer since April 12, 2005. Mr. Rubino brings close to twenty years of accounting and auditing experience to the UMSY management team. For the previous eight years Mr. Rubino served in various capacities for Publicis/Saatchi and Saatchi, most recently as Senior Vice President/Corporate Director of Finance for their pharmaceutical advertising agency, Saatchi and Saatchi Healthcare Communications, an $85 million agency with nine divisions and 453 employees. Prior to Publicis/Saatchi and Saatchi Mr. Rubino was employed by Amerifoods, Inc., where he held the title of Director of Finance, and KPMG Peat Marwick, where he was a Senior Manager. Mr. Rubino is a Certified Public Accountant and holds a Bachelor of Science degree in Business Administration and Accounting from Seton Hall University.

Dr. Orest B. Boyko (age 50) is a Board Certified radiologist with over twenty years of experience as a practitioner, administrator and educator in the medical fields of radiology, teleradiology, and neuroradiology. Dr. Boyko has authored and co-authored over 100 scientific articles, exhibits, book chapters or books. During his academic tenure, Dr. Boyko received the rank of full professor and is currently practicing in the private and medical/pharmaceutical industry sector with a focus on advancing the clinical applications of physiological and molecular imaging including higher field strength MRI and PET/CT imaging. Dr. Boyko has also established his own private consulting firm, Medical Imaging Management. Dr. Boyko received his M.D. and Ph.D. from Indiana University in 1982 and completed his residency at Indiana University Medical Center and internship and fellowship at Duke University Medical Center.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2005, beneficial owners and executives complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-QSB for June 30, 2004 as filed on November 1, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

A. Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2005, the end of our last completed fiscal year):

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position					Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation

	Year	Salary		Bonus
Anthony Rubino, CEO	2003	—		—	—	—	—	—	—
	2004	—		—	—	—	—	—	—
	2005	$125,850		—	—	—	—	—	$5,400

Thomas King, Interim CEO	2003	—		—	—	—	—	—	—
	2004	—		—	—	—	—	—	—
	2005	$36,562		—	—	—	—	—	$23,312

Peter G. Futro, Director, CEO, President and Treasurer (1)	2003	$90,000	(2)	0	—	—	—	—	—
	2004	$109,000	(3)	0	—	—	—	—	—
	2005	—		0	—	—	—	—	—

(1)	Resigned as an officer and director on May 6, 2005.
(2)	As of June 30, 2003, of the $90,000 salary earned for the year then ended, the Company owed Mr. Futro the full amount as accrued but unpaid salary for the year then ended. Mr. Futro was not paid any of this amount during the year ended June 30, 2003. During the year ended June 30, 2004, Mr. Futro agreed to accept 360,000 shares of restricted common stock (valued at $.25 per share) in payment of the $90,000 in accrued salary.
(3)	Of the $109,105 in salary for the year ended June 30, 2004, Mr. Futro agreed to accept 200,000 shares of restricted common stock (valued at $.25 per share) in payment of $50,000. The balance of $59,105 was paid in cash.

Effective April 12, 2005, Thomas H. King resigned as President and Chief Executive Officer of U.S. MedSys Corp.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The Company’s 2003 Stock Plan allowed the Company to award stock options, up to 1,000,000 shares, to directors, officers, and consultants of the Company and its affiliates. The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of options to be issued.

The Company records costs for stock-based compensation under Statement of Financial Accounting Standards (SFAS) no. 123. As permitted by SFAS 123, the Company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Options issued to non-employees are recorded at fair value.

The following is a table of outstanding options and changes during 2005 and 2004:

	Employee Options	Non-Employee Options	Weighted Average Exercise Price
Options Outstanding, June 30, 2003
Options granted:
Employees	1,670,000		.25
Non-employees	—	—
Options expired
Options exercised	—	—

Options Outstanding, June 30, 2004	1,670,000	—	.25

Options granted:
Employees		—	.25
Non-employees	—	—	—
Options canceled	1,670,000		.25
Options exercised	—	—	—

Options Outstanding, June 30, 2005	—	—	—

Year and Exercise price relative to fair value of underlying stock	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Year ending June 30, 2004:
Exercise price equals fair value	1.35	.25
Year ending June 30, 2005:
Exercise price less than fair value	—	—

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Expected Volatility:	—	225%

Expected Dividends:	—	—
Expected Term in Years:	—	1

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, compensation cost was recognized for the quoted market price of the stock less the exercise price of the options. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company’s net income and earnings per share would have been replaced with the following amounts:

	Year Ended June 30, 2005		Year Ended June 30, 2004
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	(7,139,224)	(7,139,224)	(1,891,495)	(3,878,795)
Net loss per share:	(0.24)	(0.24)	(.07)	(.07)

Compensation of Directors

We currently have two directors. We do not currently provide our directors with compensation, although we do reimburse their expenses. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company’s last completed fiscal year for any service provided as director.

Employment Agreements

The Company does have written employment agreements with its executive officers and key personnel.

The Company’s Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

The Company’s Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company. The goals of the Company are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

Severance Agreements

George Anagnost resigned as Vice President, Secretary and a director of the Company and its subsidiaries. As a result, Mr. Anagnost no longer holds any positions with the Company or its subsidiaries. Pursuant to the terms of a severance agreement dated May 6, 2005, Mr. Anagnost will be paid a lump-sum settlement of $18,750. In addition, the Company adjusted the exercise price from $.25 to $.18 per share on an outstanding option to acquire 250,000 shares of common stock, which was simultaneously exercised under a cashless exercise method that resulted in the issuance of 175,000 shares of common stock to Mr. Anagnost.

Jacob M. Futro resigned as Vice President of Administration of the Company and its subsidiaries. As a result, Jacob Futro no longer holds any positions with the Company or its subsidiaries. Pursuant to the terms of a severance agreement dated May 6, 2005, Jacob Futro will be paid accrued back-pay of $3,125 plus three months of severance pay in the amount of $18,750 in a lump-sum (net of applicable income tax withholdings). In addition, the Company adjusted the exercise price from $.25 to $.18 per share on an outstanding option to acquire 250,000 shares of common stock, which was simultaneously exercised under a cashless exercise method that resulted in the issuance of 175,000 shares of common stock to Jacob Futro.

Peter G. Futro resigned as Chairman and a director of the Company and its subsidiaries. As a result, Mr. Futro no longer holds any positions with the Company or its subsidiaries. Pursuant to the terms of a severance agreement dated May 6, 2005, Peter Futro will be paid accrued back-pay of $24,375 plus three months of severance pay in the amount of $48,750 in a lump-sum (net of applicable income tax withholdings), and will be reimbursed for three months of health insurance coverage of $5,550.

Kenton D. Sieckman resigned as a director of the Company and its subsidiaries. As a result, Mr. Sieckman no longer holds any positions with the Company or its subsidiaries. Pursuant to the terms of a severance agreement dated May 6, 2005, the Company adjusted the exercise price from $.25 to $.18 per share on an outstanding option to acquire 250,000 shares of common stock, which was simultaneously exercised under a cashless exercise method that resulted in the issuance of 175,000 shares of common stock to Mr. Sieckman.

Each severance agreement also contains provisions that address other matters customarily contained in severance agreements, including provisions concerning a release of claims by each party, a covenant not to sue, confidentiality, non-disclosure, non-disparagement, non-interference, indemnification, and future cooperation.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2005.

Employee Benefit and Consulting Services Compensation Plan

As of June 30, 2005, the Company did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect.

On February 10, 2003, we adopted an employee benefit and consulting services compensation plan entitled the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan covered up to 1,000,000 shares of common stock. The 2003 Plan has not previously been approved by security holders. Under the 2003 Plan, we issued common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the U.S. MedSys Corp. and its subsidiaries. The purpose of the 2003 Plan was to promote the best interests of the company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to our operating progress and earning power. The 2003 Plan was administered by our Board of Directors, which had the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which we may be liable if a direct issue of stock, and all other terms on which each option shall be granted. All 1,000,000 shares that were covered by the 2003 Plan have been issued as of June 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

NAME	SHARES OF COMMON STOCK	PERCENTAGE OWNED(1)
Anthony Rubino	0	0%
Dr. Orest B. Boyko	0	0%
Montague Investments	6,882,539	22%
Joseph Corso, Jr.	3,000,000	9.6%

(1)	Based on total issued and outstanding shares of 31,200,046 plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(2)	The President of Montague Investments is Ronald Egan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In addition to the Company (51% Membership Interest), the other members of PMC Ocular Network LLC are: Nicholas J. Sconzo (34%), Michael Fuoco (5%) and Visionary Medical Consulting Corp (10%). Each of these members has a pre-existing relationship with the Company, as described below:

Nicholas J. Sconzo is a principal of Practice Management Corporation (“PMC”), which is a party to various agreements with the Company. PMC is also the managing member of the PMC/Foot Care Network LLC, which is owned 51% by the Company and 25% by PMC. Mr. Sconzo owns 34% of PMC Ocular Network LLC.

Michael Fuoco is employed by the Company’s subsidiary, PMC/Foot Care Network, LLC, as director of network development. Mr. Fuoco holds minority interests in two of the Companies subsidiaries: Mr. Fuoco holds a 5% Membership Interest in PMC Ocular Network LLC, and he holds a 6% Membership Interest in PMC/Foot Care Network LLC.

Mr. Fuoco’s spouse and other family members own A & M Management Group, LLC, which provides consulting services to the Company and certifies podiatrists for membership in the PMC/Foot Care Network. Mr. Fuoco’s spouse also owns 40% of First JMA Enterprises, LLC, which is a party to a marketing and distribution agreement with New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., a subsidiary of the Company.

Visionary Medical Consulting Corp. (“Visionary”) is a consultant to the Company and is paid $10,000 per month to assist the Company in its efforts to research and market various products, specifically medical equipment and devices, and to develop business opportunities. The management of Visionary has also been instrumental to the Company in introducing prospective equity investors for consideration and providing operational consultants to assist the Company in executing its business model.

Visionary holds minority interests in two of the Companies subsidiaries:

Visionary holds a 10% Membership Interest in PMC Ocular Network LLC, and Visionary holds a 25% equity interest in New England Orthotic & Diabetic Shoe Manufacturing Company, Inc.

The Company’s subsidiary, New England Orthotic & Diabetic Shoe Manufacturing Company, Inc., is a party to a marketing and distribution agreement with First JMA Enterprises, LLC. The equity members of First JMA Enterprises, LLC, include Visionary Medical Consulting Corp. (20% interest) and the spouse of Michael Fuoco (40% interest).

The equity members of First JMA Enterprises, LLC, include Visionary Medical Consulting Corp. (20% interest) and the spouse of Michael Fuoco (40% interest). Michael Fuoco is employed by the Company’s subsidiary, PMC/Foot Care Network, LLC, as director of network development, and A & M Management Group, LLC, which provides consulting services to the Company and certifies podiatrists for membership in the PMC/Foot Care Network, is owned by Mr. Fuoco’s spouse and other family members.

Except as noted above, no related party had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any of our promoters;

•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS.

Exhibit No.	Description
2.2	Agreement and Plan of Reorganization dated November 12, 2002 by and among the Registrant, U.S. Medical Systems, Inc. (“USMS “) and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K, filed November 22, 2002).

3.3	The Company’s Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

3.4	The Company’s Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.1	The Company’s 2003 Stock Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, SEC File No. 103255.)

10.4	Distribution Agreement between the Company’s subsidiary, U.S. MedSys Technologies, Inc., and Longport, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

14.1	Code of Ethics adopted September 30, 2004. (Incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10KQSB/A for the period ended June 30, 2004.)

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10KQSB/A for the period ended June 30, 2004.)

23.	Consent of Independent Auditors (filed herewith)

31.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.1	Certification by the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Certification by the Corporation’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by the Corporation’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended June 30, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant (Miller & McCollom, CPA) in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2005 was $29,146.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2005 were $20,000.

Year ended June 30, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant (Miller & McCollom, CPA) in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2004 was $19,200.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended June 30, 2004 were $11,000.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by Miller & McCollom, CPA is compatible with maintaining Miller & McCollom, CPA.

AUDITOR’S TIME ON TASK

All of the work expended by Miller & McCollom, CPA on our June 30, 2005 audit was attributed to work performed by Miller & McCollom, CPA’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. MEDSYS CORP.

Dated: November 15, 2005	By:	/s/ Anthony Rubino
Anthony Rubino,
Chief Executive Officer and Principal Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ Anthony Rubino	Chief Executive Officer and Principal Accounting Officer and Director	November 15, 2005

/S/ Dr. Orest B. Boyko	Director	November 15, 2005

INDEX TO FINANCIAL STATEMENTS

U.S. MEDSYS CORP.

F-1

Report of Independent Registered Public Accounting Firm

Board of Directors

U.S. Medsys Corp.

We have audited the accompanying consolidated balance sheet of U.S. Medsys Corp.(“Company”) as of June 30, 2005 and 2004 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Medsys Corp. as of June 30, 2005 and 2004 and the results of its operations, stockholders’ equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has limited working capital and continued operation losses, which raises substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

November 15, 2005

U.S. MEDSYS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
ASSETS
CURRENT ASSETS
Cash	$158,672	$1,356,883
Accounts receivable (net of allowance of $137,500)	269,830	293,870
Prepaid costs and deposits	345,870	609,250
Inventory	1,245,333	—
Unamortized Debt Discount	840,000	—

Total current assets	2,859,704	2,260,003
Intangible assets, net of accumulated amortization	—	542,500
Office equipment, net of $83,986 allowance for depreciation	464,772	73,837
Equipment, net of $113,450 allowance for depreciation	366,550	141,700

Total assets	$3,691,026	$3,018,040

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$880,446	$29,093
Related parties accounts payable	—	104,080
Current portion of notes payable	140,000	—

Total current liabilities	1,020,446	133,173
Note payable and accrued interest, net of current portion	184,492	—

Total liabilities	1,204,938	133,173

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 1,000,000 shares authorized, 150,000 shares issued and outstanding	1,419,000	—
Common stock, no par value; 200,000,000 shares authorized, 31,200,046 and 28,115,546 shares issued and outstanding	10,710,294	5,469,848
Common stock warrants	137,000	56,000
Deficit accumulated	(9,780,205)	(2,640,981)

Total stockholders’ equity (deficit)	2,486,088	2,884,867

Total liabilities and stockholders’ equity (deficit)	$3,691,026	$3,018,040

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2005	June 30, 2004	June 30, 2003
Gross revenue	$1,547,643	$201,820	—
Discounts	620,269	—	—

Net revenue	927,373	201,820	—
less: Cost of sales	618,717	67,650	—

Gross profit	308,656	134,170	—

General and administrative expenses:
Bad debt expense	137,500
Write off of receivables from related party	228,600	—
Expense for PMC/Ocular to related party	250,000	—
Consulting fees paid by issuing stock	—	461,000	38,000
Consulting fees	759,763	485,862	58,400
Professional fees	494,030	149,658	73,108
Salaries	2,385,224	460,447	150,000
Administrative expenses	967,082	246,992	32,313
Depreciation expense	185,467	11,751	7,924
License fees	457,575	144,925	67,650
Fees for public reporting	—	—	360,000
Impairment of investment in NEODS	485,000	—

Total general and administrative expenses	6,350,250	1,960,635	719,995

(Loss) from operations	(6,041,593)	(1,826,465)
Interest (expense)/Revenue	(1,097,630)	(65,030)	(6,676)

Net (loss) before taxes	(7,139,224)	(1,891,495)	(726,671)
Provision for income taxes	—	—	—

Net (loss)	$(7,139,224)	$(1,891,495)	(726,671)

Net (loss) per common share	$(0.24)	$(0.08)	(0.04)

Weighted average common shares outstanding	29,505,446	24,662,936	16,964,385

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2005	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(7,139,224)	$(1,891,495)	(726,671)
Reconciling adjustments:
Amortization	542,500	82,525
Depreciation	185,476	11,751	7,924
Common stock issued for services	—	766,074	38,250
Interest added to notes payable	—	—	14,600
Debt discount	(840,000)	—	—
Note issued for public reporting expense	—	—	360,000
Stock issued for expenses	1,517,250	—
Change in operating assets and liabilities:
Accounts Receivable	24,040	(293,870)
Inventory	(1,245,333)	—
Prepaid expenses	263,380	(550,750)	(58,000)
Accounts payable and accrued activities	747,274	146,443	270,707

Net cash (used for) operating activities	(4,684,637)	(1,729,322)	(101,614)

Cash flows from investing activities:
Purchase of equipment	(801,261)	(207,287)	(20,000)
Purchase of intangibles	—	(625,025)	—
Deferred acquisition costs	—	—	—

	(801,261)	(832,312)	(20,000)

Cash provided by investing activities
Warrants	81,000	56,000
Stock options issued to employees	—	267,200
Proceeds from sale of debenture	—	—	25,000
Proceeds from note	324,491	—
Proceeds from sale of stock	2,463,196	3,640,181	86,750
Proceeds from sale of preferred stock	1,419,000	—
Repayment of note payable	—	(45,000)

Cash provided by financing activities	4,287,687	3,918,381	111,750

Net change in cash	(1,198,211)	1,356,747	(9,864)
Beginning cash balance	1,356,883	136	10,000

Ending cash balance	$158,672	$1,356,883	136

Cash paid for interest expense net of amount capitalized $10,300 supplemental schedule of non-cash investing and financing activities debt discount of $840,000 accrued for beneficial conversion of preferred stock.

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

	COMMON STOCK (NO PAR)		PREFERRED STOCK ($10.00 PAR)			DEFICIT ACCUMULATED
	SHARES	AMOUNT	WARRANTS	SHARES	AMOUNT		TOTAL
BALANCE JUNE 30, 2002	15,000,000	$15,000	$—	—	$—	$(22,815)	$(7,815)

Recapitalization in connection with plan of reorganization (Note 4)	3,000,000
Common stock issued for cash	148,000	74,000					74,000
Common stock issued for consulting services	120,000	36,000					36,000
Stock options issued		38,250					38,250
Stock options exercised	17,000	12,750					12,750
Net (loss) for the year ending June 30, 2003						(726,671)	(726,671)
Less stock receivable		(36,000)					(36,000)

BALANCE JUNE 30, 2003	18,285,000	$140,000	$—	—	$—	$(749,486)	$(609,486)

Common stock issued for cash	5,442,799	3,640,181					3,640,181
Common stock issued consulting services	3,320,000	766,074					766,074
Common stock issued debt	1,067,747	656,393					656,393
Net (loss) for the year ending June 30, 2004						(1,891,495)	(1,891,495)
Stock options issued to employees		267,200					267,200
Warrants issued			56,000				56,000

BALANCE JUNE 30, 2004	28,115,546	$5,469,848	$56,000	—	$—	$(2,640,981)	$2,884,867

Net (loss) for the twelve months ending June 30, 2005						(7,139,224)	(7,139,224)
Common stock issued for company interest purchase	250,000	485,000					485,000
Common stock issued for cash	1,059,500	1,963,196					1,963,196
Common stock issued for credit facility	1,250,000	1,170,000					1,170,000
Common stock issued for terminated employees	525,000	362,250					362,250
Beneficial Conversion related to preferred Series A shares	—	1,260,000					1,260,000
Warrants issued			81,000				81,000
Preferred stock issued for cash				150,000	1,419,000		1,419,000

BALANCE JUNE 30, 2005	30,675,046	$10,350,294	$137,000	150,000	$1,419,000	$(9,229,805)	$2,676,805

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of U.S. MEDSYS CORP. (“Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business

The Company was incorporated in the State of Colorado on May 1, 1995 as Prime Rate Income and Dividend Enterprises, Inc. In March 2004, the Company changed its name to U.S. MedSys Corp.

Our objective is to become a leading network development, marketing and distribution organization which provides medical technology and support services to the healthcare industry. U.S. MedSys Corp. is focusing on its core competencies in healthcare delivery, network development and marketing. The purpose is to create a total platform that can be presented to healthcare providers as a means for Healthcare Administrators to cut costs without sacrificing quality of care to its membership. The UMSY business network consists of PMC/Footcare, LLC, PMC/Ocular, LLC GMD, LLC (Global Medical Direct), a network provider of sales, marketing and distribution of self-management products and services to patients with diabetes. UMSY has also acquired New England Orthotic and Diabetic Shoe Company (NEODS), which has been established to manufacture semi-custom orthotics, diabetic shoes and insoles

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, U.S. Medical Systems, Inc. (“USMT”) and its fifty-one percent owned subsidiary, PMC/Foot Care Network, LLC and its seventy-five percent owned subsidiaries, Global Medical Direct, LLC and New England Orthotic and Diabetic Company. All inter-company accounts have been eliminated in the consolidation.

Revenue Recognition and Accounts Receivable

It is the Company’s policy that revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

GMD, LLC recognizes revenue related to product sales to patients who have placed orders upon shipment of such orders, provided that risk of loss has passed to the patient and we have received and verified any written documentation required to bill Medicare, Medicaid, other third-party payers, and patients. We record revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from patients. Our billing system and the revenue generated from product sales is based off of our product pricing which has been established by taking average industry product pricing. We record contractual adjustments (Discounts) equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. This adjustment is recorded as a reduction of both gross revenues and accounts receivable. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which those documents are collected and verified.

Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients. Approximately $109,500 of GMD’s net revenues for continuing operations for the fiscal year ending June 30, 2005, was reimbursable by Medicare for products provided to Medicare beneficiaries.

The valuation of accounts receivable is based upon the credit-worthiness of patients and third-party payers as well as our historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from patients. We base our estimates on our historical collection and write-off experience, current trends, credit policy, and on our analysis of accounts receivable by aging category.

Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and our patients. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active up to 18 months from the initial billing date. Balances that are determined to be uncollectible prior to the passage of 18 months from the last billing date are written off as soon as administratively possible after that determination has been made. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. All billing claims that are disallowed by Medicare, Medicaid, and other third-party payers are then billed to the patient who has authorized the benefits. As of June 30, 2005, there was a balance in patient responsibility of $33,478. Subsequent collections on this balance 120 days after June 30, 2005 showed that the patient responsibility had been reduced to $6,185. This balance, whose collectibility is the only accounts receivable balance that is questionable, represents less than 1% of the total net revenues after discounts were taken. Furthermore, patient quarterly shipments are put on hold for any patient with a balance that extends over more than two quarterly shipments and has reached a balance of greater than $100.

Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the Fiscal Year End of June 30, 2005, we provided for sales allowances at a rate of approximately 3.0% of gross revenues.

For the year ended June 30, 2005, $32,000 from a related party was deemed uncollectible by the Company and written off.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. The company does not show diluted earnings per share because it would be anti-dilutive.

Estimated Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company currently has no components of comprehensive income other than net loss.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Other

The Company’s fiscal year end is June 30.

Note 2 – Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and has suffered operating losses since inception. This fact raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to obtain additional working capital to further develop the Company’s properties or to locate a business combination candidate.

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid no dividends during the periods presented.

All of the Company’s assets are located in the United States.

The Company has no cash equivalents.

Note 3 – Stock-based Compensation

The Company’s 2003 Stock Plan allowed the Company to award stock options, up to 1,000,000 shares, to directors, officers, and consultants of the Company and its affiliates. The plan is administered by the Company’s Board of Directors, or its assigned committee, who has discretion as to the awards and terms of options to be issued. All options as of June 30, 2005 have been cancelled.

The Company records costs for stock-based compensation under Statement of Financial Accounting Standards (SFAS) no. 123. As permitted by SFAS 123, the Company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Options issued to non-employees are recorded at fair value.

On May 6, 2005 the Company as part of severance packages issued to Messrs. G. Anagnost, P. Futro, J. Futro and K. Siegman the total of 525,000 stock option which were valued at $362,250 and included a part of salary expense. See discussion on severance agreements.

The following is a table of outstanding options and changes during 2005 and 2004:

	Employee Options	Non- Employee Options	Weighted Average Exercise Price
Options Outstanding, June 30, 2003
Options granted:
Employees	1,670,000		.25
Non-employees	—	—
Options expired
Options exercised	—	—

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Outstanding, June 30, 2004	1,670,000	—	.25

Options granted:
Employees		—	.25
Non-employees	—	—	—
Options canceled	1,670,000		.25
Options exercised	—	—	0.00

Options Outstanding, June 30, 2005	0	—	0.00

Year and Exercise price relative to fair value of underlying stock	Weighted Average Fair Value at Grant Date	Weighted Average Exercise Price
Year ending June 30, 2004:
Exercise price equals fair value	1.35	.25
Year ending June 30, 2005:
Exercise price equals fair value	—	—

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Expected Volatility:	—	225%
Risk-free interest rate:	—	.93%
Expected Dividends:	—	—
Expected Term in Years:	—	1

As permitted by FASB Statement No. 123, the company applies the methods of APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, compensation cost was recognized for the quoted market price of the stock less the exercise price of the options. If compensation cost had been determined based on the estimated fair value (using methods consistent with FASB Statement No. 123) of the options at grant date, the Company’s net income and earnings per share would have been replaced with the following amounts:

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30, 2005		Year Ended June 30, 2004
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	(7,139,224)	(7,139,224)	(1,891,495)	(3,878,795)
Net loss per share:	(0.24)	(0.24)	(.08)	(0.15)

Note 4 – Related Party Transactions

During the year ending June 30, 2005, the Company incurred legal fees in the amount of approximately $225,529 to a law firm in which a former officer of the Company is a partner. Approximately $21,319 was outstanding at June 30, 2005.

Practice Management Corporation is a privately held corporation owned by Nicholas Sconzo.

Nicholas Sconzo is a salaried Managing Director for PMC/Footcare, LLC.

Practice Management Corporation sold a 51% interest in PMC/Footcare LLC to the Company (see note 9).

Practice Management Corporation has a marketing agreement with Global Medical Direct, LLC (GMD) that requires GMD to pay Practice Management Corporation $300,000 over a twelve month period. As of June 30, 2005, $60,000 was paid to Practice Management Corporation with $180,000 recorded in Accounts Payable. In July 2005, an additional $30,000 was paid by GMD to Practice Management Corporation.

In December 2004, Mr. Sconzo was paid $250,000 for 51% membership interest in PMC Ocular Network LLC, a New Jersey Limited Liability Company. An additional $150,000 is due Mr. Sconzo on the date when the PMC Ocular Network LLC files an application with the New Jersey Department of Health and Senior Services for approval as an Organized Delivery System. The company believes that this application has not been made, and has not accrued the additional $150,000 due Mr. Sconzo. (See Note 12).

In August 2004, Mr. Sconzo was paid $24,000 commission (6%) by GMD, for Mr. Sconzo’s assistance in the $400,000 initial funding that GMD received from the Company.

Visionary Medical Consulting Corp (Visionary) has a consulting agreement that requires the Company to pay $10,000 per month for services to research and market various products through October 2005. In December 2004, Visionary was issued 250,000 shares of restricted common stock (market value of $485,000) for a 75% interest in New England Orthotic and Diabetic Company (NEODS) (see Note 5).

Michael Fuoco is an employee of the Company and a shareholder of A&M Management Company. A&M Management Company was paid $39,000 to provide doctor certifications to PMC/Footcare LLC.

Note 5 – Income Taxes

As of June 30, 2005, the Company had approximately $9,635,719 of net operating loss carryforward that expires as follows: $605,000 in 2023, $1,891,495 in 2024 and $7,139,224 in 2025. The Company had an estimated deferred tax asset of $1,445,608 related to the net operating loss carryforward, which represents $91,000 for year end June 30, 2003 and $283,475 for year end June 30, 2004 and $1,070,884 for year end June 30, 2005. A valuation allowance has been provided for the total amount of the deferred tax asset, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax allowance	15%

0%

Note 6 – Stock Transactions

During December, 2004 the Company issued 250,000 of restricted common stock to Visionary Medical Consulting Corporation to acquire 75% of New England Orthotic and Diabetic Company (NEODS). The cost of the investment was recorded at $1.94 per share (for a total of $485,000), the market closing price on December 6, 2004. NEODS currently does not have any assets or revenue and under the impairment regulations stipulated in SFAS # 123, the entire amount of the start up costs has been expensed in the financial statements. The Company has agreed to provide funding for up to $300,000 in plant improvements. Approximately $60,000 was expended after June 30, 2005

During the year ended June 30, 2005, the Company issued 1,059,500 shares of common stock for $1,963,196 which was an average of $1.85 per share.

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ending June 30, 2005, the Company raised $1,500,000 by selling an aggregate of 150,000 shares of a newly created series of preferred stock designated as Series A Convertible Stock and issued to the investor’s common stock purchase warrants to acquire an aggregate 1,000,000 shares of common stock at an exercise price of $1.50 per share. The common stock closed at $.92 on March 31, 2005. The Series A Convertible Preferred Stock contains a beneficial conversion feature. In accordance with Emerging Issues Task Force (EITF) 98-5 the cost of this beneficial conversion feature was calculated to be $1,260,000, of which $420,000 was amortized for the year ending June 30, 2005. The remainder of this cost will be amortized through March 31, 2006.

On May 6, 2005 the Company terminated three officers. In addition to cash severance payments of $165,000, the employees were issued 525,000 shares of stock. The company valued the cost of this additional compensation at $362,250 or $0.69 per share, the closing price of the stock on May 6, 2005.

Note 7 – Revolving Credit Facility

During the year ended June 30, 2005, the Company entered into transactions with five lenders, to establish a revolving credit facility with each lender, for an aggregate facility of $500,000 accruing interest at 12% per annum. Three of the lenders are shareholders, and they account for $400,000 of the total. As additional compensation to the lenders 250,000 shares of restricted stock were issued and valued at 293,900 which was expensed for the year ended June 30, 2005.

The Company issued a Notice of Conversion to the lenders, effective June 1, 2005, that all principal and accrued interest would be converted to restricted common stock and an additional 1,000,000 shares would be issued to the lenders. The closing market price on June 1, 2005 was $0.86 and conversion price was $0.50. Resulting in an additional charge to Interest Expense of $360,000.

Note 8 – Intangible Assets

During the year ended June 30, 2005, the Company, through its wholly owned subsidiary, USMT, terminated the distribution agreement with Longport, Inc., a medical technology company that specializes in high resolution ultrasound imaging. The Company paid $525,000 for year ending June 30, 2004 to Longport for the right to be the “Exclusive Distributor of the scanner in the United States. In accordance with the distribution agreement, the Company forfeited these funds when the contract was terminated, which resulted in a charge $452,000 to License fees for the year ending June 30, 2005

During the year ended June 30, 2005, USMT terminated a distribution agreement with Practice Management Corporation (“PMC”) for the distribution of up to 200 ultrasound scanners per year, for a three year period due to the inability to secure medical industry approved billing codes for the procedures. The unpaid balance of $100,000 due to “PMC” as well as the remaining Prepaid License fee and unamortized License fee amounts were eliminated resulting in a reduction of $34,700 to License fees for the year ending June 30, 2005

Note 9 – Property and Equipment

The Company depreciates property and equipment in amounts sufficient to recover asset costs over their estimated useful lives.

Medical devices and office equipment of $1,028,758 at June 30, 2005 are depreciated over their estimated useful life.

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Accumulated Depr	Net Value [SRM2] Depr.	Method/LF
Office Equipment	$492,622	$83,986	$464,772	SL/3 YRS
Equipment	$480,000	$113,450	$366,550	SL/3 YRS
Total Fixed Assets	$1,028,758	$197,436	$831,332

Depreciation expense of $55,200 for the equipment generating revenue was included in General and administrative expenses and not in Cost of goods sold

Note 10 – Commitments

Under the terms of several leases, U.S MedSys Corp and PMC/Foot Care Network, LLC are obligated to pay the following minimum lease payments:

U.S.MedSys Corp		PMC/Footcare LLC
	Office Lease	Office Lease	Capital Lease	Total
Year 2006	$23,512	$47,200	$16,506	87,218
Year 2007	$36,669	$50,150	$16,506	103,325
Year 2008	$38,826	$53,100	$7,535	99,461
Year 2009	$43,140	$59,000	$6,716	108,856
Year 2010	$0	$0	$550	550

Note 11 – Investments in Subsidiaries

In May 2004, the Company, through its wholly owned subsidiary, USMT, executed an operating agreement for the formation of PMC/Foot Care Network, LLC, to establish a podiatric network, based in Hasbrook Heights, New Jersey. Under the terms of the agreement, $400,000 was invested in PMC/Foot Care Network in return for a 51% ownership position. The total invested in PMC/Foot Care Network, LLC through year ending June 30, 2005 is $ 856,359.

In July 2004, the Company, through its wholly owned subsidiary, USMT, executed an operating agreement for the formation of GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies based in Lenexa, Kansas. Under the terms of the agreement, $450,000 was invested in GMD, LLC in return for a 75% ownership position. The total invested in GMD, LLC through year ending June 30, 2005 is $1,252,750.

Note 12 – Contingent Liabilities

As discussed in Note 3, Mr. Sconzo is due an additional fee of $150,000 when PMC Ocular Network LLC files an application with the state of New Jersey Department of Health and Senior Services for approval as an Organized Delivery System. This has not been accrued.