Form 10QSB
period 2005-09-30
US MEDSYS CORP
filed 2005-11-21
CIK 1095963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27513

U.S. MEDSYS CORP.

(name of small business issuer as specified in its charter)

Colorado	84-1308436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Route 17 South, Hasbrouck Heights, New Jersey	07604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (201) 288-3082

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 21, 2005, there were 31,200,046 shares of the registrant’s common stock outstanding.

U.S. MEDSYS CORP.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended June 30, 2006.

U.S. MEDSYS CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005 (UNAUDITED)	June 30, 2005 (Audited)
ASSETS
CURRENT ASSETS
Cash	$55,819	$158,672
Accounts receivable (net of allowance $137,500))	418,859	269,830
Prepaid costs and deposits	338,945	345,870
Inventory	1,245,982	1,245,332
Debt Discount	840,000	840,000

Total current assets	2,899,605	2,859,704

Intangible assets, net of accumulated amortization	—	—
Office equipment, net of $106,758 allowance for depreciation	470,640	464,772
Equipment, net of $178,500 allowance for depreciation	301,450	366,550

Total assets	$3,671,695	$3,691,026

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,041,757	$880,446
Advances from shareholder(s)	550,000	—
Current portion of notes payable	177,236	140,000

Total current liabilities	1,768,993	1,020,446
Note payable and accrued interest, net of current portion	255,256	184,492

Total liabilities	2,024,249	1,204,938

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 1,000,000 shares authorized, 150,000 shares issued and outstanding	1,419,000	1,419,000
Common stock, no par value; 200,000,000 shares authorized, 31,200,046 and 28,115,546 shares issued and outstanding	10,710,294	10,710,294
Common stock warrants	137,000	137,000
Deficit accumulated	(10,618,845)	(9,780,205)

Total stockholders’ equity (deficit)	1,647,448	2,486,089

Total liabilities and stockholders’ equity (deficit)	$3,671,698	$3,691,027	(3)

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2005	Three months ended September 30, 2004
Gross revenue	$1,521,259	$106,885
Discounts	795,132	—

Net revenue	726,127	106,885
less: Cost of sales	515,293	—

Gross profit	210,834	106,885

General and administrative expenses:
Consulting fees	216,261	291,595
Professional fees	62,498	55,717
Salaries	492,381	295,116
Administrative expenses	183,308	228,779
Depreciation expense	87,852	17,928
License fees	—	52,810

Total general and administrative expenses	1,042,300	941,945

(Loss) from operations	(831,466)	(835,060)

Interest (expense)/Revenue	(7,154)	1,870

Net (loss) before taxes	(838,620)	(833,190)

Provision for income taxes	—	—

Net (loss)	$(838,620)	$(833,190)

Net (loss) per common share	$(0.03)	$(0.03)

Weighted average common shares outstanding	31,200,046	28,115,546

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT)

	COMMON STOCK (NO PAR)			PREFERRED STOCK ($10.00 PAR)
	SHARES	AMOUNT	WARRANTS	SHARES	AMOUNT	DEFICIT ACCUMULATED	TOTAL
BALANCE JUNE 30, 2002	15,000,000	$15,000	$—	—	$—	$(22,815)	$(7,815)

Recapitalization in connection with plan of reorganization (Note 4)	3,000,000
Common stock issued for cash	148,000	74,000					74,000
Common stock issued for consulting services	120,000	36,000					36,000
Stock options issued		38,250					38,250
Stock options exercised	17,000	12,750					12,750
Net (loss) for the year ending June 30, 2003						(726,671)	(726,671)
Less stock receivable		(36,000)					(36,000)

BALANCE JUNE 30, 2003	18,285,000	$140,000	$—	—	—	$(749,486)	$(609,486)

Common stock issued for cash	5,442,799	3,640,181					3,640,181
Common stock issued consulting services	3,320,000	766,074					766,074
Common stock issued debt	1,067,747	656,393					656,393
Net (loss) for the year ending June 30, 2004						(1,891,495)	(1,891,495)
Stock options issued to employees		267,200					267,200
Warrants issued			56,000				56,000

BALANCE JUNE 30, 2004	28,115,546	$5,469,848	$56,000	—	—	$(2,640,981)	$2,884,867

Net (loss) for the twelve months ending June 30, 2005						(7,139,245)	(7,139,245)
Common stock issued for company interest purchase	250,000	485,000					485,000
Common stock issued for cash	1,059,500	2,463,196					2,463,196
Common stock issued for credit facility	1,250,000	670,000					670,000
Warrants issued			81,000				81,000
Common stock issued for terminated employees	525,000	362,250					362,250
Benificial Conversion related to Preferred shares		1,260,000					1,260,000
Preferred stock issued for cash				150,000	1,419,000		1,419,000

BALANCE JUNE 30, 2005	31,200,046	$10,710,294	$137,000	150,000	$1,419,000	$(9,780,226)	$2,486,068
Net (loss) for the three months ending September 30, 2005						(838,619)

Balance September 30, 2005	31,200,046	$10,710,294	$137,000	150,000	$1,419,000	$(10,618,845)	$2,486,068

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended September 2005 (UNAUDITED)	Twelve Months ended June 30, 2005 (AUDITED)
Cash flows from operating activities:
Net loss	$(838,622)	$(7,139,245)
Reconciling adjustments:
Amortization	—	542,500
Depreciation	87,852	185,476
Stock issued for expenses	—	1,517,250
Debt discount	—	420,000
Change in operating assets and liabilities:
Accounts Receivable	(149,029)	24,040
Inventory	(650)	(1,245,333)
Prepaid expenses	6,925	263,380
Accounts payable and accrued activities	161,313	747,274

Net cash (used for) operating activities	(732,212)	(4,684,658)

Cash flows from investing activities:
Purchase of equipment	(28,641)	(801,240)

	(28,641)	(801,240)

Cash provided by investing activities
Warrants	—	81,000
Proceeds from credit facility	550,000	—
Proceeds from note	108,000	324,491
Proceeds from sale of stock	—	2,463,196
Proceeds from sale of preferred stock	—	1,419,000

Cash provided by financing activities	658,000	4,287,687

Net change in cash	(102,853)	(1,198,210)
Beginning cash balance	158,673	1,356,883

Ending cash balance	$55,820	$158,673

Supplemental disclosure of cash flow information:

Supplemental schedule of non-cash investing and financing activities debt discount of $840,000 accrued for beneficial conversion of preferred stock

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

Notes to Unaudited Financial Statements

Three months Ended September 30, 2005

Note 1 – Basis of Presentation

These Unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2005 Form 10-KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2005 and June 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative for the entire fiscal year.

Note 2 –

During the period ended September 30, 2005, the company received $600,000 from two lenders. One lender previously invested in the Revolving Credit Facility that was converted to stock, lent $50,000 due in 90 days, accruing interest at 12% per annum.

The second lender is a holder of the Series A Convertible Stock, placed $550,000 with the company. The contract has not been finalized but the Company believes the contract will include a conversion feature and secured assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, maintenance of relationships with clients, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

General Overview

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

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2005, includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the Period Year End of September 30, 2005, we provided for sales allowances at a rate of approximately 3.0% of gross revenues.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153 (“SFAS No. 153”), “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. SFAS No. 123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending August 31, 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company has adopted SFAS No. 151 effective June 1, 2005.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues

The Company net revenue of $726,127 for the quarter ended September 30, 2005 versus $106,885 for the quarter ended September 30, 2004 reflects an increase of $619,242 or 579%. It should be noted that in the previous period the revenue recorded related to the walk in clinic program that was terminated during September 2004. What is more meaningful is the company has been able to show a quarter over quarter growth and an ability to achieve its forecasted goals. The September 30, 2005 net revenue versus the June 30, 2005 quarter net revenues of $366,092 show an increase of $360,035 or 98%. The increase is directly attributable to the continued efforts our disease management division GMD, LLC. Their efforts have translated into adding on a monthly average 450 new patients lives to service.

Gross Profit

Gross profit from operations $ 210,834 or 29% of net revenues for the quarter ended September 30, 2005, compared to $106,885 or 100% of net revenues for the quarter ended September 30, 2004. The margin for the year ended June 30, 2004 was directly related to revenue driven from our walk in clinic program which has since been terminated. Gross profit margin as a percentage of net revenue for the quarter ended September 30, 2005 increased due the direct increase in sales volume of disease management supplies. The overall margin from this revenue generation of 29% continues to fall short of company expectation of achieving gross margin of 35% and was attributed to the level of volume discount received from our suppliers. We are currently working with these suppliers to obtain better volume pricing. We have begun to secure better payment terms with these vendors and shortly we will be able to garner better pricing with our increased volume. In addition, gross profits are dependent on a number of factors, particularly the mix of product sold and their respective average selling prices, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2005 and September 30, 2004 were $1,042,300 and $941,945, respectively reflecting an increase of $100,355. The increase in SG&A expenditures for the ended September 30, 2005 compared to September 30, 2004 were the company incurred an increase in salary and related costs of $197,265 attributable to the company hiring’s in the New Jersey and Kansas locations of both management and operating personnel. The decrease in administrative expenses of approximately $44,971 is a direct result of the company utilizing less outside consultants in current period. The consultants utilized in the prior period were used as part of the company’s ongoing effort to finalize the set-up of the New Jersey corporate office and continued expansion of the Kansas operating facility. We have begun to incur costs associated with our manufacturing facility New England Orthoic and Diabetic Shoe, Company in terms of preparing the facility for manufacturing and getting our first order for orthoic inserts ready for December, 2005. The SG & A costs associated with New England amounted to approximately $25,000 in salaries and supplies.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in this report that we are filing under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures required for our annual report for June 30, 2005 needed improvement and were not adequately effective as of June 30, 2005 to ensure timely reporting with the Securities and Exchange Commission, particular during the period where we were under previous management. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer , also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

During the preparation of the Company’s financial statements as of and for the year ended June 30, 2005, the Company had concluded that the current system of disclosure controls and procedures for the year needed June 30, 2005 were not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

U.S. MedSys Corp. is the subject of a formal investigation being conducted by the Central Regional Office of the Securities and Exchange Commission. The Company has received a subpoena for documents from this S.E.C. office. While management is not aware of the exact scope of the inquiry, we intend to cooperate fully with the S.E.C. staff. The investigation may include inquiry into the offer and sale of the company’s securities, its public disclosures, its financial statements, as well as its internal controls and books and records, and filings made by the company and its directors and officers with the S.E.C. We have retained John M. Fedders, Esq., former Director of the Division of Enforcement at the S.E.C., to represent and assist the company in connection with this matter. As of September 30, 2005 there has been no resolution in this matter and last communication with the SEC enforcement office in Denver, Colorado was May 21, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. MEDSYS CORP.

Dated: November 21, 2005	By:	/s/ Anthony Rubino
Anthony Rubino,
Chief Executive Officer and Director

Dated: November 21, 2005	By:	/s/ Anthony Rubino
Anthony Rubino,
Principal Accounting Officer, and Director