Form 10QSB
period 2005-12-31
US MEDSYS CORP
filed 2006-02-22
CIK 1095963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27513

U.S. MEDSYS CORP.

(name of small business issuer as specified in its charter)

Colorado	84-1308436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Route 17 South, Hasbrouck Heights, New Jersey	07604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (201) 288-3082

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 21, 2006, the issuer had 31,200,046 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

U.S. MEDSYS CORP.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ended June 30, 2006.

U.S. MEDSYS CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2005 (UNAUDITED)	June 30, 2005 (Audited)
ASSETS
CURRENT ASSETS
Cash	$59,992	$158,672
Accounts receivable (net of allowance $137,500))	479,968	269,830
Prepaid costs and deposits	222,460	345,870
Inventory	1,242,937	1,245,332
Debt Discount	420,000	840,000

Total current assets	2,425,355	2,859,704

Intangible assets, net of accumulated amortization	—	—
Office equipment, net of $145,728 allowance for depreciation	405,478	464,772
Equipment, net of 243,650 allowance for depreciation	298,501	366,550

Total assets	$3,129,336	$3,691,026

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$968,231	$880,446
Advances from shareholder(s)	1,550,000	—
Current portion of notes payable	177,236	140,000

Total current liabilities	1,768,993	1,020,446
Note payable and accrued interest, net of current portion	232,975	184,492

Total liabilities	2,928,442	1,204,938

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 1,000,000 shares authorized, 150,000 shares issued and outstanding	1,419,000	1,419,000
Common stock, no par value; 200,000,000 shares authorized, 31,200,046 and 28,115,546 shares issued and outstanding	10,710,294	10,710,294
Common stock warrants	137,000	137,000
Deficit accumulated	(12,065,400)	(9,780,205)

Total stockholders’ equity (deficit)	200,984	2,486,089

Total liabilities and stockholders’ equity (deficit)	$3,129,336	$3,691,027

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31, 2005	Three months ended December 31, 2004
Gross revenue	$2,019,103	$20,671
Discounts	1,066,029	—

Net revenue	953,074	20,671
less: Cost of sales	708,834	—

Gross profit	244,240	20,671

General and administrative expenses:

Start up costs for NEODS division	—	485,000
Consulting fees	216,261	95,910
Professional fees	62,498	88,396
Salaries	487,046	550,284
Administrative expenses	472,514	280,009
Depreciation expense	104,070	30,767
License fees	—	51,590

Total general and administrative expenses	1,256,551	1,581,956

(Loss) from operations	(1,012,311)	(1,561,285)
Interest (expense)/Revenue	(434,242)	(175)

Net (loss) before taxes	(1,446,554)	(1,561,460)
Provision for income taxes	—	—

Net (loss)	$(1,446,554)	$(1,561,460)

Net (loss) per common share	$(0.05)	$(0.06)

Weighted average common shares outstanding	31,200,046	28,115,546

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended December 31, 2005	Six months ended December 31, 2004
Gross revenue	$3,540,362	$127,556
Discounts	1,861,161	—

Net revenue	1,679,201	127,556
less: Cost of sales	1,224,127	—

Gross profit	455,074	127,556

General and administrative expenses:

Start up costs for NEODS division	—	485,000
Consulting fees	281,353	387,505
Professional fees	190,328	144,113
Salaries	979,427	845,400
Administrative expenses	655,822	508,788
Depreciation expense	191,922	48,695
License fees	—	104,400

Total general and administrative expenses	2,298,851	2,523,901

(Loss) from operations	(1,843,777)	(2,396,345)
Interest (expense)/Revenue	(441,396)	1,695

Net (loss) before taxes	(2,285,174)	(2,394,650)
Provision for income taxes	—	—

Net (loss)	$(2,285,174)	$(2,394,650)

Net (loss) per common share	$(0.07)	$(0.09)

Weighted average common shares outstanding	31,200,046	28,115,546

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT)

	COMMON STOCK (NO PAR)		PREFERRED STOCK ($10.00 PAR)			DEFICIT ACCUMULATED
	SHARES	AMOUNT	WARRANTS	SHARES	AMOUNT		TOTAL
BALANCE JUNE 30, 2002	15,000,000	$15,000	$—	—	$—	$(22,815)	$(7,815)
Recapitalization in connection with plan of reorganization (Note 4)	3,000,000
Common stock issued for cash	148,000	74,000					74,000
Common stock issued for consulting services	120,000	36,000					36,000
Stock options issued		38,250					38,250
Stock options exercised	17,000	12,750					12,750
Net (loss) for the year ending June 30, 2003						(726,671)	(726,671)
Less stock receivable		(36,000)					(36,000)

BALANCE JUNE 30, 2003	18,285,000	$140,000	$—	—	—	$(749,486)	$(609,486)

Common stock issued for cash	5,442,799	3,640,181					3,640,181
Common stock issued consulting services	3,320,000	766,074					766,074
Common stock issued debt	1,067,747	656,393					656,393
Net (loss) for the year ending June 30, 2004						(1,891,495)	(1,891,495)
Stock options issued to employees		267,200					267,200
Warrants issued			56,000				56,000

BALANCE JUNE 30, 2004	28,115,546	$5,469,848	$56,000	—	—	$(2,640,981)	$2,884,867

Net (loss) for the twelve months ending June 30, 2005						(7,139,245)	(7,139,245)
Common stock issued for company interest purchase	250,000	485,000					485,000
Common stock issued for cash	1,059,500	2,463,196					2,463,196
Common stock issued for credit facility	1,250,000	670,000					670,000
Warrants issued			81,000				81,000
Common stock issued for terminated employees	525,000	362,250					362,250
Benificial Conversion related to
Preferred shares		1,260,000					1,260,000
Preferred stock issued for cash				150,000	1,419,000		1,419,000

BALANCE JUNE 30, 2005	31,200,046	$10,710,294	$137,000	150,000	$1,419,000	$(9,780,226)	$2,486,068
Net (loss) for the six months ending December 31, 2005						(2,285,174)	(2,285,174)

Balance December 31, 2005	31,200,046	$10,710,294	$137,000	150,000	$1,419,000	$(12,065,400)	$200,894

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended December 31, 2005 (UNAUDITED)	Six Months ended December 31, 2004 (UNAUDITED)
Cash flows from operating activities:
Net loss	$(2,285,174)	$(2,394,650)
Reconciling adjustments:
Amortization	—	104,400
Depreciation	191,922	48,695
Start up costs for NEODS divisions	—	485,000
Debt discount	420,000	—
Change in operating assets and liabilities:
Accounts Receivable	(210,138)	132,259
Inventory	2,397	(1,122,489)
Prepaid expenses	123,410	(307,741)
Accounts payable and accrued activities	87,787	331,317

Net cash (used for) operating activities	(1,669,798)	(2,723,208)

Cash flows from investing activities:
Purchase of equipment	(64,599)	(454,471)

	(64,599)	(454,471)

Cash provided by investing activities
Warrants	—	—
Proceeds from credit facility	1,550,000	—
Proceeds from note	85,719	—
Proceeds from sale of stock	—	1,862,985
	—	—

Cash provided by financing activities	1,635,719	1,862,985

Net change in cash	(98,678)	(1,314,694)
Beginning cash balance	158,673	1,356,885

Ending cash balance	$59,995	$42,191

Supplemental disclosure of cash flow information:

Supplemental schedule of non-cash investing and financing activities debt discount of $420,000 accrued for beneficial conversion of preferred stock

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

Notes to Unaudited Financial Statements

Three months Ended December 31, 2005

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2005 and June 30, 2005 and the consolidated results of operations for the three and six months ended December 31, 2005 and 2004.and the consolidated statements of cash flows for the six months ended December 31, 2005 and 2004. The results of operations for the six months ended December 31, 2005 are not necessarily indicative for the entire fiscal year.

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

Sales allowances are recorded for estimated product returns, as well as estimated claim denials, as a reduction of revenue. We analyze sales allowances using historical data adjusted for significant changes in volume, patient demographics, and business conditions. The reserve for sales allowances and the rate at which we provide for such allowances are periodically adjusted to reflect actual returns and claim denials. During the Period End of December 31, 2005, we provided for sales allowances at a rate of approximately 3.0% of gross revenues.

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

Results of Operations

Six Months Ended December 31, 2005 and 2004

Revenues

The Company net revenue of $1,679,201 for the six months ended December 31, 2005 versus $127,556 for the quarter ended December 31, 2004 reflects an increase of $1,551,645 or 822%. It should be noted that in the previous period the revenue recorded related to the walk in clinic program that was terminated during September 2004. What is more meaningful is the company has been able to show a quarter over quarter growth and an ability to achieve its forecasted goals. The December 31, 2005 net revenue of $953,074 versus September 30, 2005 quarter net revenues of $726,127, show an increase of $226,947 or 31.25% on a comparative revenue stream basis. The increase is directly attributable to the continued efforts our disease management division GMD, LLC. Their efforts have translated into adding on a monthly average 450 new patients lives to service.

Gross Profit

Gross profit from operations $ 455,074 or 27.1% of net revenues for the quarter ended December 31, 2005, compared to $127,556 or 100% of net revenues for the quarter ended December 31, 2004. The margin for the year to date ended December 31, 2004 was directly related to revenue driven from our walk in clinic program which has since been terminated. Gross profit margin as a percentage of net revenue for the quarter ended December 31, 2005 increased due the direct increase in sales volume of disease management supplies. The overall margin from this revenue generation of 27.1% continues to fall short of company expectation of achieving gross margin of 35% and was attributed to the level of volume discount received from our suppliers. We are currently working with these suppliers to obtain better volume pricing. We have begun to secure better payment terms with these vendors and shortly we will be able to garner better pricing with our increased volume. In addition, gross profits are dependent on a number of factors, particularly the mix of product sold and their respective average selling prices, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2005 and December 31, 2004 were $2,298,851 and $2,253,901, respectively reflecting an decrease of $225,050. The decrease in SG&A expenditures for the six months ended December 31, 2005 compared to December 31, 2004 was attributable to the company not having an investment write-off in the current quarter. Otherwise the company incurred an increase of $259,950 that was attributable to an increase in salary and related costs of $134,027 at the GMD and NEODS locations and an increase of $147,034 in administrative costs related to these two divisions. The decrease in consulting fees of approximately $106,152 is a direct result of the company utilizing less outside consultants in current period. The consultants utilized in the prior period were used as part of the company’s ongoing effort to finalize the set-up of the New Jersey corporate office and continued expansion of the Kansas and Maine operating facilities.

Liquidity and Capital Resources

We believe that our cash flow from operations together with our current funding from a shareholder will be sufficient to fund our business plan and projected capital requirements through at least to the end of the fourth quarter. Although we have incurred significant losses during the last two fiscal years, we believe that the Company is positioned for long-term growth. Our long-term growth is largely dependent upon the continued execution of our business model and future expansion as it relates to the podiatric, ocular and disease management sectors. We are currently seeking to raise additional capital through public or private equity or debt financings, there is no assurance we will be successful in these efforts in the future. Future capital funding, if available, may result in dilution to current shareholders.

Item 3. Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by us in this report that we are filing under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Accounting Officer , also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

U.S. MedSys Corp. is the subject of a formal investigation being conducted by the Central Regional Office of the Securities and Exchange Commission. The Company has received a subpoena for documents from this S.E.C. office. While management is not aware of the exact scope of the inquiry, we have cooperated and intend to continue to cooperate fully with the S.E.C. staff. The investigation may include inquiry into the offer and sale of the Company’s securities, its public disclosures, its financial statements, as well as its internal controls and books and records, and filings made by the Company and its directors and officers with the S.E.C. We have retained John M. Fedders, Esq., former Director of the Division of Enforcement at the S.E.C., to represent and assist the Company in connection with this matter. As of December 31, 2005 there has been no resolution in this matter and last communication with the SEC enforcement office in Denver, Colorado was May 21, 2005.

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

U.S. MEDSYS CORP.

Dated: February 22, 2006	By:	/s/ Anthony Rubino
Anthony Rubino,
Chief Executive Officer and Director

Dated: February 22, 2006	By:	/s/ Anthony Rubino
Anthony Rubino,
Principal Accounting Officer, and Director

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.