Form 10KSB/A
period 2005-06-30
US MEDSYS CORP
filed 2006-03-03
CIK 1095963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the purpose of correcting clerical errors. In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB filed by the Company on November 15, 2005.

ITEM 13. EXHIBITS.

Exhibit No.	Description
2.2	Agreement and Plan of Reorganization dated November 12, 2002 by and among the Registrant, U.S. Medical Systems, Inc. (“USMS “) and certain shareholders of USMS (Incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K, filed November 22, 2002).

3.3	The Company’s Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

3.4	The Company’s Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.1	The Company’s 2003 Stock Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, SEC File No. 103255.)

10.4	Distribution Agreement between the Company’s subsidiary, U.S. MedSys Technologies, Inc., and Longport, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

14.1	Code of Ethics adopted September 30, 2004. (Incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10KQSB/A for the period ended June 30, 2004.)

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 14.1 of the Company’s annual report on Form 10KQSB/A for the period ended June 30, 2004.)

31.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification by the Corporation’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification by the Corporation’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. MEDSYS CORP.

Dated: March 2, 2006	By:	/s/ Anthony Rubino
Anthony Rubino,
Chief Executive Officer and Principal Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ Anthony Rubino	Chief Executive Officer and Principal Accounting Officer and Director	March 2, 2006

/S/ Dr. Orest B. Boyko	Director	March 2, 2006

INDEX TO FINANCIAL STATEMENTS

U.S. MEDSYS CORP.

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

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

November 10, 2005

U.S. MEDSYS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
ASSETS
CURRENT ASSETS
Cash	$158,672	$1,356,883
Accounts receivable (net of allowance of $137,500)	269,830	293,870
Prepaid costs and deposits	345,870	609,250
Inventory	1,245,332	—

Total current assets	2,019,704	2,260,003
Intangible assets, net of accumulated amortization	—	542,500
Office equipment, net of $83,986 allowance for depreciation	464,753	73,837
Equipment, net of $113,450 allowance for depreciation	366,550	141,700
Unamortized beneficial conversion related to preferred shares	840,000	—

Total assets	$3,691,007	$3,018,040

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$880,446	$29,093
Related parties accounts payable	—	104,080
Current portion of notes payable	140,000	—

Total current liabilities	1,020,446	133,173
Note payable and accrued interest, net of current portion	184,492	—

Total liabilities	1,204,938	133,173

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 1,000,000 shares authorized, 150,000 shares issued and outstanding	1,419,000	—
Common stock, no par value; 200,000,000 shares authorized, 31,200,046 and 28,115,546 shares issued and outstanding	10,710,294	5,469,848
Common stock warrants	137,000	56,000
Deficit accumulated	(9,780,225)	(2,640,981)

Total stockholders’ equity (deficit)	2,486,069	2,884,867

Total liabilities and stockholders’ equity (deficit)	$3,691,007	$3,018,040

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2005	June 30, 2004	June 30, 2003
Gross revenue	$1,547,643	$201,820	—
Discounts	620,269	—	—

Net revenue	927,374	201,820	—
less: Cost of sales	308,357	67,650	—

Gross profit	308,657	134,170	—

General and administrative expenses:
Bad debt expense	137,500
Write off of receivables from related party	228,600	—
Expense for PMC/Ocular to related party	250,000	—
Consulting fees paid by issuing stock	—	461,000	38,000
Consulting fees	759,763	485,862	58,400
Professional fees	494,030	149,658	73,108
Salaries	2,385,215	460,447	150,000
Administrative expenses	967,112	246,992	32,313
Depreciation expense	185,476	11,751	7,924
License fees	457,575	144,925	67,650
Fees for public reporting	—	—	360,000
Start up costs for NEODS	485,000	—

Total general and administrative expenses	6,350,271	1,960,635	719,995

(Loss) from operations	6,041,614	(1,826,465)
Interest (expense)/Revenue	(1,097,630)	(65,030)	(6,676)

Net (loss) before taxes	(7,139,244)	(1,891,495)	(726,671)
Provision for income taxes	—	—	—

Net (loss)	$(7,139,244)	$(1,891,495)	(726,671)

Net (loss) per common share	$(0.24)	$(0.08)	(0.04)

Weighted average common shares outstanding	29,505,446	24,662,936	16,964,385

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2005	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(7,139,244)	$(1,891,495)	(726,671)
Reconciling adjustments:
Amortization	542,500	82,525
Depreciation	185,476	11,751	7,924
Common stock issued for services	—	766,074	38,250
Interest added to notes payable	—	—	14,600
Interest expense for beneficial conversion related to preferred shares	420,000	—	—
Note issued for public reporting expense	—	—	360,000
Stock issued for expenses	1,517,250	—
Change in operating assets and liabilities:
Accounts Receivable	24,040	(293,870)
Inventory	(1,245,333)	—
Prepaid expenses	263,380	(550,750)	(58,000)
Accounts payable and accrued activities	747,272	146,443	270,707

Net cash (used for) operating activities	(4,684,658)	(1,729,322)	(101,614)

Cash flows from investing activities:
Purchase of equipment	(801,240)	(207,287)	(20,000)
Purchase of intangibles	—	(625,025)	—
Deferred acquisition costs	—	—	—

	(801,240)	(832,312)	(20,000)

Cash provided by investing activities
Warrants	81,000	56,000
Stock options issued to employees	—	267,200
Proceeds from sale of debenture	—	—	25,000
Proceeds from note	324,491	—
Proceeds from sale of stock	2,463,196	3,640,181	86,750
Proceeds from sale of preferred stock	1,419,000	—
Repayment of note payable	—	(45,000)

Cash provided by financing activities	4,287,687	3,918,381	111,750

Net change in cash	(1,198,211)	1,356,747	(9,864)
Beginning cash balance	1,356,883	136	10,000

Ending cash balance	$158,672	$1,356,883	136

Supplemental disclosure of cash flow information:
Cash paid for interest expense net of amount capitalized $10,300
Supplemental schedule of non-cash investing and financing activities of $840,000 accrued for beneficial conversion of preferred stock

The	accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

	COMMON STOCK (NO PAR)		PREFERRED STOCK ($10.00 PAR)			DEFICIT ACCUMULATED
	SHARES	AMOUNT	WARRANTS	SHARES	AMOUNT		TOTAL
BALANCE JUNE 30, 2002	15,000,000	$15,000	$—	—	$—	$(22,815)	$(7,815)

Recapitalization in connection with plan of reorganization (Note 4)	3,000,000
Common stock issued for cash	148,000	74,000					74,000
Common stock issued for consulting services	120,000	36,000					36,000
Stock options issued		38,250					38,250
Stock options exercised	17,000	12,750					12,750
Net (loss) for the year ending June 30, 2003						(726,671)	(726,671)
Less stock receivable		(36,000)					(36,000)

BALANCE JUNE 30, 2003	18,285,000	$140,000	$—	—	$—	$(749,486)	$(609,486)

Common stock issued for cash	5,442,799	3,640,181					3,640,181
Common stock issued consulting services	3,320,000	766,074					766,074
Common stock issued debt	1,067,747	656,393					656,393
Net (loss) for the year ending June 30, 2004						(1,891,495)	(1,891,495)
Stock options issued to employees		267,200					267,200
Warrants issued			56,000				56,000

BALANCE JUNE 30, 2004	28,115,546	$5,469,848	$56,000	—	$—	$(2,640,981)	$2,884,867

Net (loss) for the twelve months ending June 30, 2005						(7,139,244)	(7,139,244)
Common stock issued for company interest purchase	250,000	485,000					485,000
Common stock issued for cash	1,059,500	2,463,196					1,963,196
Common stock issued for credit facility	1,250,000	670,000					1,170,000
Common stock issued for terminated employees	525,000	362,250					362,250
Beneficial Conversion related to preferred Series A shares	—	1,260,000					1,260,000
Warrants issued			81,000				81,000
Preferred stock issued for cash				150,000	1,419,000		1,419,000

BALANCE JUNE 30, 2005	31,200,046	$10,710,294	$137,000	150,000	$1,419,000	$(9,780,225)	$2,486,069

The	accompanying notes are an integral part of the financial statements

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

On May 6, 2005 the Company as part of severance packages issued to Messrs. G. Anagnost, P. Futro, J. Futro and Kenton D. Sieckman the total of 525,000 stock option which were valued at $362,250 and included a part of salary expense. See discussion on severance agreements.

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

U.S. MEDSYS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30, 2005		Year Ended June 30, 2004
	As Reported	Pro forma	As Reported	Pro forma
Net loss:	(7,139,244)	(7,139,244)	(1,891,495)	(3,878,795)
Net loss per share:	(0.24)	(0.24)	(.08)	(0.15)

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

Nicholas Sconzo is a salaried Managing Director for PMC/Footcare, LLC.

Practice Management Corporation sold a 51% interest in PMC/Footcare LLC to the Company (see note 11).

For the year ended June 30, 2005 $32,000 from Practice Management Corporation was deemed uncollectable by the Company and written off.

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

Visionary Medical Consulting Corp (Visionary) has a consulting agreement that requires the Company to pay $10,000 per month for services to research and market various products through October 2005. In December 2004, Visionary was issued 250,000 shares of restricted common stock (market value of $485,000) for a 75% interest in New England Orthotic and Diabetic Company (NEODS) (see note 6).

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

0%

Note 6 – Stock Transactions

During December, 2004 the Company issued 250,000 of restricted common stock to Visionary Medical Consulting Corporation to acquire 75% of New England Orthotic and Diabetic Company (NEODS). The cost of the investment was recorded at $1.94 per share (for a total of $485,000), the market closing price on December 6, 2004. NEODS currently does not have any assets or revenue and under the impairment regulations stipulated in SFAS # 123, the entire amount of the start up costs has been expensed in the financial statements. The Company has agreed to provide funding for up to $300,000 in plant improvements. Approximately $60,000 was expended after June 30, 2005

During the year ended June 30, 2005, the Company issued 1,059,500 shares of common stock for $2,463,196 which was an average of $2.32 per share.

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

The initial funding of $400,000 was wired directly to the seller of the 51% interest instead of a PMC/Foot Care Network, LLC bank account. Approximately $196,000 was not returned to PMC/Foot Care Network, LLC. The Company believes the amount is unrecoverable and is disclosed on the Income Statement as “Write off of receivables from related party”.

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

Exhibit Index

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Corporation’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Corporation’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.