Form 10QSB/A
period 2005-03-31
US MEDSYS CORP
filed 2006-03-13
CIK 1095963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-27513

U.S. MEDSYS CORP.

(Exact name of small business issuer as specified in it charter)

Colorado	84-1308436
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

411 Route 17 South, Hasbrouck Heights, New Jersey 07604

(Address of principal executive offices)

(201) 288-3082

(issuer’s telephone number)

1401 17th Street, Suite 1150, Denver, Colorado 80202

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2005, the issuer had 29,950,046 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-QSB/A is being filed for the purpose of correcting clerical errors and addressing accounting issues. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB filed by the Company on March 13, 2006.

i

U.S. MEDSYS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (UNAUDITED)	June 30, 2004 (Audited)
ASSETS
CURRENT ASSETS
Cash	$1,503,410	$1,356,883
Related parties accounts receivable	281,247	293,870
Prepaid costs and deposits	300,371	609,250
Inventory	1,220,455	—

Total current assets	3,305,483	2,260,003

Intangible assets, net of $559,700 accumulated amortization	65,300	542,500
Office equipment, net of $40,657 allowance for depreciation	501,188	73,837
Equipment, net of $45,750 allowance for depreciation	406,650	141,700
Unamortized beneficial conversion related to preferred shares	1,260,000

Total assets	$5,538,621	$3,018,040

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$708,588	$29,093
Related parties accounts payable	36,621	104,080
Current portion of notes payable	646,100	—

Total current liabilities	1,391,309	133,173
Note payable and accrued interest, net of current portion	131,735	—

Total liabilities	1,523,044	133,173

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 1,000,000 shares authorized, 150,000 shares issued and outstanding	1,419,000	—
Common stock, no par value; 200,000,000 shares authorized, 30,675,046 and 28,115,546 shares issued and outstanding	9,310,894	5,469,848
Common stock warrants	137,000	56,000
Deficit accumulated	(6,851,316)	(2,640,981)

Total stockholders’ equity (deficit)	4,015,578	2,884,867

Total liabilities and stockholders’ equity (deficit)	$5,538,621	$3,018,040

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months ended March 31, 2005	Nine Months ended March 31, 2004
Gross revenue	$515,077	$—
Discounts	155,042

	360,034	—
less: Cost of sales	134,842	—

Gross profit	225,193	—

General and administrative expenses:
Consulting fees paid by issuing stock	—	425,000
Expense for PMC/Ocular to related party	250,000
Consulting fees	483,123	90,570
Professional fees	165,425	68,208
Salaries	1,351,568	249,620
Administrative expenses	840,846	125,506
Depreciation expense	102,057	—
License fees	477,200	30,300
Start up costs for NEODS	485,000	—
Impairment of inventory	140,000

Total general and administrative expenses	4,295,218	989,204

(Loss) from operations	(4,070,026)	(989,204)

Interest (expense)/Revenue	(140,309)	(72,355)

Net (loss) before taxes	(4,210,335)	(1,061,559)

Provision for income taxes	—	—

Net (loss)	$(4,210,335)	$(1,061,559)

Net (loss) per common share	$(0.15)	$(0.04)

Weighted average common shares outstanding	28,832,596	23,627,153

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Gross revenue	$387,521	$—
Discounts	155,042

	232,479	—
less: Cost of sales	134,842	—

Gross profit	97,637	—

General and administrative expenses:
Consulting fees	95,618	24,010
Professional fees	21,312	32,118
Salaries	506,168	96,287
Administrative expenses	332,058	107,410
Depreciation expense	53,362	—
License fees	372,800	30,300
Impairment of inventory	140,000	—

Total general and administrative expenses	1,521,318	290,125

(Loss) from operations	(1,423,681)	(290,125)

Interest (expense)/Revenue	(142,004)	(62,162)

Net (loss) before taxes	(1,565,685)	(352,287)

Provision for income taxes	—	—

Net (loss)	$(1,565,685)	$(352,287)

Net (loss) per common share	$(0.05)	$(0.01)

Weighted average common shares outstanding	29,478,421	26,500,947

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended March 31, 2005 (Unaudited)	Twelve Months ended June 30, 2004 (Audited)
Cash flows from operating activities:
Net loss	$(4,210,335)	$(1,891,495)
Reconciling adjustments:
Amortization	477,200	82,525
Depreciation	102,057	11,751
Common stock issued for services	—	766,073
Interest added to notes payable	—	—
Start up costs for NEODS	485,000	—
Change in operating assets and liabilities:
Accounts Receivable	12,623	(293,870)
Inventory	(1,220,455)	—
Prepaid expenses	308,879	(550,750)
Accounts payable and accrued activities	612,035	146,444

Net cash (used for) operating activities	(3,432,997)	(1,729,322)

Cash flows from investing activities:
Purchase of equipment	(794,358)	(207,287)
Purchase of intangibles	—	(625,025)

	(794,358)	(832,312)

Cash provided by investing activities
Warrants	81,000	56,000
Stock options issued to employees		267,200
Proceeds from credit facility	646,100	—
Proceeds from note	131,736	—

Proceeds from sale of stock	2,096,046	3,640,181

Proceeds from sale of preferred stock	1,419,000	—
Repayment of note payable	—	(45,000)

Cash provided by financing activities	4,373,882	3,918,381

Net change in cash	146,527	1,356,747
Beginning cash balance	1,356,883	136

Ending cash balance	$1,503,410	$1,356,883

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities of $1,260,000 accrued for beneficial conversion of preferred stock

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT)

	COMMON STOCK (NO PAR)			PREFERRED STOCK ($10.00 PAR)
	SHARES	AMOUNT	WARRANTS	SHARES	AMOUNT	DEFICIT ACCUMULATED	TOTAL
BALANCE JUNE 30, 2002	15,000,000	$15,000	$—	—	$—	$(22,815)	$(7,815)

Recapitalization in connection with plan of reorganization (Note 4)	3,000,000
Common stock issued for cash	148,000	74,000					74,000
Common stock issued for consulting services	120,000	36,000					36,000
Stock options issued		38,250					38,250
Stock options exercised	17,000	12,750					12,750
Net (loss) for the year ending June 30, 2003						(726,671)	(726,671)
Less stock receivable		(36,000)					(36,000)

BALANCE JUNE 30, 2003	18,285,000	$140,000	$—	—	—	$(749,486)	$(609,486)

Common stock issued for cash	5,442,799	3,640,181					3,640,181
Common stock issued consulting services	3,320,000	766,074					766,074
Common stock issued debt	1,067,747	656,393					656,393
Net (loss) for the year ending June 30, 2004						(1,891,495)	(1,891,495)
Stock options issued to employees		267,200					267,200
Warrants issued			56,000				56,000

BALANCE JUNE 30, 2004	28,115,546	$5,469,848	$56,000	—	—	$(2,640,981)	$2,884,867

Net (loss) for the nine months ending March 31, 2005						(4,210,335)	(4,210,335)
Common stock issued for company interest purchase	250,000	485,000					485,000
Common stock issued for cash	1,059,500	1,426,046					1,426,046
Common stock issued for credit facility	1,250,000	670,000					670,000
Warrants issued			81,000				81,000
Benificial Conversion related to Preferred shares		1,260,000					1,260,000
Preferred stock issued for cash				150,000	1,419,000		1,419,000

BALANCE MARCH 31, 2004	30,675,046	$9,310,894	$137,000	150,000	1,419,000	$(6,851,316)	$4,015,578

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

Notes to Unaudited Financial Statements

Nine months Ended March 31, 2005

Note 1 - Basis of Presentation

These Unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s Form 10-KSB for the year ended June 30, 2004.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2005 and June 30, 2004 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative for the entire fiscal year.

Note 2 – Stockholders’ Equity

During the period ended March 31, 2005, the Company issued 1,059,500 shares of common stock for cash.

On March 31, 2005, the Company raised $1,500,000, (less $81,000 related to warrants issued with the shares), by selling an aggregate of 150,000 shares of a newly created series of preferred stock designated as Series A Convertible Stock and issued to the investor’s common stock purchase warrants to acquire an aggregate 1,000,000 shares of common stock at an exercise price of $1.50 per share. The common stock closed at $ .92 on March 31, 2005

The Series A Convertible Preferred Stock contains a beneficial conversion feature. In accordance with Emerging Issues Task Force (EITF) 98-5 the cost of this beneficial conversion feature was calculated to be $1,260,000 and will be amortized over the next twelve months.

Note 3 – Investment in GMD, LLC

In July 2004, the Company executed an agreement establishing GMD, LLC, to establish a nation wide provider of direct-to-consumer diabetes and respiratory supplies. Under the terms of the agreement, $450,000 was invested in GMD, in return for a 75% ownership position.

Note 4 – Investment in New England Orthotic and Diabetic Company (NEODS)

During December, 2004 the Company issued 250,000 of restricted common stock to Visionary Medical Consulting Corporation to acquire 75% of New England Orthotic and Diabetic Company (NEODS). The cost of the investment was recorded at $1.94 per

U.S. MEDSYS CORP.

Notes to Unaudited Financial Statements

Nine months Ended March 31, 2005

share (for a total of $485,000), the market closing price on December 6, 2004. NEODS currently does not have any assets or revenue, and the entire amount has been expensed in the financial statements as start up costs. The Company has agreed to provide funding for up to $300,000 in plant improvements.

Note 5 – Revolving Credit Facilities

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

As additional consideration for each lender’s commitment to provide the credit facility, we issued an aggregate of 250,000 shares of restricted common stock (25,000 shares for each $50,000 of credit) as consideration for the establishment of the credit facility. The cost of these shares was determined to be equal to the closing share price on the respective date of receipt of the funds, amortized over 90 days and included in interest expense for the quarter. The amount included in interest expense in the quarter ending March 2005 was $ 139,200.

Note 6 – Marketing Agreement with Ivivi (IVIVI) Technologies

The Company entered into a non-exclusive marketing agreement that places medical devices with healthcare providers and facilities. Under terms of the agreement, the Company receives $1,250 per month for each device placed into service through IVIVI. The Company earned $56,250 under this program for the quarter ending March 31, 2005.

Note 7 – Termination of License Agreement

During the quarter the Company terminated its license agreement with Longport, Inc. The Company elected to expense the remaining unamortized Prepaid License Fee resulting in a total write-off of $372,800 for the quarter ended March 31, 2005.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipated”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the effect of the dramatic changes taking place in the healthcare environment; the impact of competitive procedures and products and their pricing; medical insurance reimbursement policies; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the conduct of clinical trials and other product development programs; the actions of regulatory authorities and third-party payers in the United States; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

The financial information furnished herein has been reviewed by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair representation of the results of operations or the period ended March 31, 2005 have been included.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2004 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Accounts Receivable, net

Our accounts receivable, net are due from customers engaged in the provision of medical services. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due 30 to 90 days from shipment and are stated at amounts due from customers net of allowances for doubtful accounts, returns, term discounts and other allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining our allowance for doubtful accounts based on our historical collections experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at the credit quality of its customer base as well as changes in our credit policies. We continuously monitor collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. During the quarter ended March 31, 2005, the company wrote off $74,100 in accounts receivables that were deemed to be uncollectible.

Inventories, net

We value inventory at the lower of cost or estimated market, cost being determined on a first-in, first-out basis. When we place our systems at various field locations the cost of these systems is transferred to property and equipment and is amortized over the next two to five years. We regularly review inventory quantities on hand, raw materials and components, and record a provision for excess and obsolete inventory based primarily on existing and anticipated design and engineering changes to our products as well as forecasts of future product demand. During the quarter ended March 31, 2005 $140,000 of inventory was reserved for due to marketability.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on our financial position and results of operations.

Results of Operations

Three Months Ended March 31, 2005 and March 31, 2004

As the Company continues to execute its business plan and moves from a development stage entity the net revenues for the three-month periods ended March 31, 2005 and March 31, 2004, were $232,478 and $0, respectively, which represented an increase of 100%. We reported a net loss of $1,565,685 compared to a net loss of $352,737 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively. Our net loss per common share was $0.05 for the three-month period ended March 31, 2005 compared to a net loss of $0.01 for the three-month period March 31, 2004.

Revenues

Revenues were primarily driven by our Disease Management Division, Global Medical Direct(“GMD”). GMD accounted for approximately 85.5% of the revenue for the three-month period ended March 31, 2005 as compared to 0% for the same period for the prior year. The increase in revenue is due the start in mid February 2005 of providing disease management services on two client contracts. The company also realized $56,250 in revenue from the “Wound Care Program” which was launched in January 2005 in the quarter ended March 31, 2005.

The company is currently working with New York Home Healthcare on service changes to the Wound Care Program, though the program is well received, the smaller nursing home operator(s) do not have the resources to take on the program. The company is currently working with New York Home Healthcare in adapting and refining the program to meet the needs of the smaller market operators. The company expects to complete this refinement by the end of May, 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2005 and March 31, 2004 were $1,521,318 and $290,125,respectively reflecting a increase of $1,231,193. The increase in SG&A expenditures in the third quarter of fiscal 2005 compared to fiscal 2004 resulted primarily the write-off of $372,800 related to unamortized license costs associated with our Longport contract. We also incurred an increase in salary and related costs of $409,881 attributable to the company hiring’s in the New Jersey and Kansas locations. The increase in administrative expenses of approximately $225,000 is a direct result of finalizing the set-up of the New Jersey corporate office.

Interest Expense and Financing Costs

Interest expense and financing costs increased to $142,004 in the three-month period ended March 31, 2005, from $62,162 for the same period in the prior year. Interest expense reflects interest on working capital loans secured in November, 2004 and February, 2005 to enable the company in executing its business model.

Nine Months Ended March 31, 2005 and March 31, 2004

As stated previously in the three-month discussion, the Company is continuing to execute its business plan and move from a development stage entity; it is reflected in increase of our top line revenues. The revenue for the nine-month periods ended March 31, 2005 and March 31, 2004, were $515,077 and $0, respectively, which represented an increase of 100%. We reported a net loss of $4,210,335 compared to a net loss of $1,061,559 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively. Our net loss per common share was $0.15 for the nine-month period ended March 31, 2005 compared to a net loss of $0.04 for the nine-month period March 31, 2004.

Revenues

The nine month revenue figure 0f $515,077 consist of revenue from our Disease Management Division, GMD which accounted for approximately 68% of the revenue for the nine-month period ended March 31, 2005 as compared to 0% for the same period for the prior year. Also included is $106,800 in revenue from the discontinued walk-in center program and $56,250 from the Wound Care Program.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine-months ended March 31, 2005 and March 31, 2004 were $4,295,218 and $989,204, respectively reflecting a increase of $3,056,014. The majority of the increase in SG&A expenditures is related to activity in the third quarter of fiscal 2005 and also attributing to the increase are $392,553 in consulting fees related to program development and information technology, and a $485,000 write down of our in our investment in New England Orthotic and Diabetic Shoe Manufacturing Company. Additionally, $250,000 was paid to a related party for a interest in PMC/Ocular LLC.

Interest Expense and Financing Costs

Interest expense and financing costs increased to $142,004 in the three-month period ended March 31, 2005, from $62,162 for the same period in the prior year. Interest expense reflects interest on working capital loans secured in November, 2004 and February, 2005 to enable the company in executing its business model.

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

The decrease in cash provided by our operating activities during the first three quarters of fiscal year 2005 resulted primarily from the net loss of $4,210,335 less adjustments to reconcile net loss to net cash used in operating activities of $613,338. Changes in our operating assets and liabilities used cash of $470,656. The changes in the asset components primarily reflect an increase in inventory of $1,220,455 plus lower other current assets of $71,502 and by a $612,035 increase in accounts payable and accrued liabilities. . Non-cash adjustments for depreciation, amortization, and impairment write-off partially offset the above.

Investing activities generated net cash of $3,579,522 during the nine-month period ended March 31, 2005. The principal generation related to the issuance of common and preferred stock totaling $3,596,046 in net proceeds. In addition we also secured a credit facility and proceeds from the issuance of a note payable totaling $777,834 which utilized in the purchase of fixed assets and equipment.

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

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information concerning unregistered sales of equity securities during the quarter ended March 31, 2005, has previously been included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

In April 2005, the Company’s subsidiary, PMC Ocular Network, LLC, received a notice from Wills Eye Surgical Network LLC, stating that Wills Eye was terminating, effective April 29, 2005, the Network Participation and Administration Agreement between PMC Ocular and Wills Eye dated December 27, 2004. PMC Ocular disputes Wills Eye’s authority to terminate the agreement, and notified Wills Eye that unless Wills Eye retracts its purported termination, PMC Ocular will institute binding arbitration pursuant to the terms of the agreement. PMC Ocular and Wills Eye had not commenced active operations under the agreement.

Item 6. Exhibits.

Exhibit No.	Description
3.4	The Company’s Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

3.5	The Company’s Articles of Incorporation, as amended and as currently in effect. (Incorporated by reference to Exhibit 3.5 of the current report on Form 8-K filed March 31, 2005.)

10.1	The Company’s 2003 Stock Plan. (Incorporate by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, SEC File No. 103255.)

10.4	Distribution Agreement between the Company’s subsidiary, U.S. MedSys Technologies, Inc., and Longport, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.5	Employment Contract with Nancy Pomposello dated November 3, 2004. (Incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed November 22, 2004.)

10.6	Confidentiality and Non–Competition Agreement with Nancy Pomposello dated November 3, 2004. (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed November 22, 2004.)

10.7	Employment Contract with Anthony Rubino dated November 17, 2004. (Incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed November 22, 2004.)

10.8	Confidentiality and Non–Competition Agreement with Anthony Rubino dated November 17, 2004. (Incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed November 22, 2004.)

10.13	Stock Purchase Agreement dated December 6, 2004, regarding acquisition of 75% interest in New England Orthotic & Diabetic Shoe Manufacturing Company, Inc. (Incorporated by reference to Exhibit 10.13 of the current report on Form 8-K filed December 10, 2004.)

10.14	Membership Interest Purchase Agreement dated January 13, 2005, regarding acquisition of 51% interest in PMC Ocular Network, LLC. (Incorporated by reference to Exhibit 10.14 of the current report on Form 8-K filed January 20, 2004.)

10.15	Severance Agreement with George Anagnost. (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed May 11, 2005.)

10.16	Severance Agreement with Jacob Futro. (Incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed May 11, 2005.)

10.17	Severance Agreement with Peter G. Futro. (Incorporated by reference to Exhibit 10.17 of the current report on Form 8-K filed May 11, 2005.)

10.18	Severance Agreement with Kenton D. Sieckman. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed May 11, 2005.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. MEDSYS CORP.

DATE: March 13, 2006	By:	/s/ Anthony R. Rubino
Anthony R. Rubino, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.4	The Company’s Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

3.5	The Company’s Articles of Incorporation, as amended and as currently in effect. (Incorporated by reference to Exhibit 3.5 of the current report on Form 8-K filed March 31, 2005.)

10.1	The Company’s 2003 Stock Plan. (Incorporate by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8, SEC File No. 103255.)

10.4	Distribution Agreement between the Company’s subsidiary, U.S. MedSys Technologies, Inc., and Longport, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.5	Employment Contract with Nancy Pomposello dated November 3, 2004. (Incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed November 22, 2004.)

10.6	Confidentiality and Non–Competition Agreement with Nancy Pomposello dated November 3, 2004. (Incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed November 22, 2004.)

10.7	Employment Contract with Anthony Rubino dated November 17, 2004. (Incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed November 22, 2004.)

10.8	Confidentiality and Non–Competition Agreement with Anthony Rubino dated November 17, 2004. (Incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed November 22, 2004.)

10.13	Stock Purchase Agreement dated December 6, 2004, regarding acquisition of 75% interest in New England Orthotic & Diabetic Shoe Manufacturing Company, Inc. (Incorporated by reference to Exhibit 10.13 of the current report on Form 8-K filed December 10, 2004.)

10.14	Membership Interest Purchase Agreement dated January 13, 2005, regarding acquisition of 51% interest in PMC Ocular Network, LLC. (Incorporated by reference to Exhibit 10.14 of the current report on Form 8-K filed January 20, 2004.)

10.15	Severance Agreement with George Anagnost. (Incorporated by reference to Exhibit 10.15 of the current report on Form 8-K filed May 11, 2005.)

10.16	Severance Agreement with Jacob Futro. (Incorporated by reference to Exhibit 10.16 of the current report on Form 8-K filed May 11, 2005.)

10.17	Severance Agreement with Peter G. Futro. (Incorporated by reference to Exhibit 10.17 of the current report on Form 8-K filed May 11, 2005.)

10.18	Severance Agreement with Kenton D. Sieckman. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed May 11, 2005.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).