Form 10QSB
period 2006-03-31
US MEDSYS CORP
filed 2006-05-22
CIK 1095963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 39,850,046 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

i

U.S. MEDSYS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (UNAUDITED)	June 30, 2005 (Audited)
ASSETS
CURRENT ASSETS
Cash	$125,876	$158,672
Accounts receivable (net of allowance $137,500)	872,788	269,830
Prepaid costs and deposits	108,947	345,870
Inventory	1,285,074	1,245,332

Total current assets	2,392,685	2,019,704

Office equipment, net of $181,595 allowance for depreciation	407,773	464,753
Equipment, net of $288,000 allowance for depreciation	264,290	366,550
Unamortized Beneficial Conversion related to preferred shares	—	840,000

Total assets	$3,064,748	$3,691,007

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,107,765	$880,446
Current portion of notes payable	236,975	140,000

Total current liabilities	1,344,740	1,020,446

Note payable and accrued interest, net of current portion	214,907	184,492
Debentures	4,100,000	—

Total long-term liabilities	4,314,907	184,492

Total Liabilities	5,659,647	1,204,938

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 1,000,000 shares authorized, 150,000 shares issued and outstanding	—	1,419,000
Common stock, no par value; 200,000,000 shares authorized, 39,850,046 and 31,200,046 shares issued and outstanding	11,300,294	10,710,294
Common stock warrants	681,000	137,000
Deficit accumulated	(14,576,192)	(9,780,225)

Total stockholders’ equity (deficit)	(2,594,899)	2,486,069

Total liabilities and stockholders’ equity (deficit)	$3,064,748	$3,691,007

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months ended March 31, 2006	Nine Months ended March 31, 2005
Gross revenue	$5,738,759	$515,077
Discounts	2,954,739	155,042

Net Revenue	2,784,020	360,034
less: Cost of sales	2,007,085	134,842

Gross profit	776,936	225,193

General and administrative expenses:
Start up costs for NEODS	—	485,000
Expense for PMC/Ocular to related party	—	250,000
Consulting fees	440,444	483,123
Professional fees	251,464	165,425
Salaries	1,725,117	1,351,568
Administrative expenses	1,022,489	840,846
Depreciation expense	272,139	102,057
License fees	—	477,200
Impairment of inventory	—	140,000

Total general and administrative expenses	3,711,653	4,295,219

(Loss) from operations	(2,934,717)	(4,070,026)

Interest (expense)/Revenue	(56,249)	(140,309)

Net (loss) before taxes	(2,990,966)	(4,210,335)

Provision for income taxes	—	—

Net (loss)	$(2,990,966)	$(4,210,335)

Net (loss) per common share	$(0.09)	$(0.15)

Weighted average common shares outstanding	32,940,046	28,832,596

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Gross revenue	$2,198,397	$387,521
Discounts	1,093,578	155,042

Net revenue	1,104,819	232,479
less: Cost of sales	782,958	134,842

Gross profit	321,862	97,637

General and administrative expenses:
Consulting fees	159,091	95,618
Professional fees	61,136	21,312
Salaries	745,690	506,168
Administrative expenses	366,667	332,058
Depreciation expense	80,217	53,362
License fees	—	372,800
Impairment of inventory	—	140,000

Total general and administrative expenses	1,412,801	1,521,318

(Loss) from operations	(1,090,939)	(1,423,681)

Interest (expense)/Revenue	(34,853)	(142,004)

Net (loss) before taxes	(1,125,792)	(1,565,685)

Provision for income taxes	—	—

Net (loss)	$(1,125,792)	$(1,565,685)

Net (loss) per common share	$(0.03)	$(0.05)

Weighted average common shares outstanding	34,300,046	29,478,421

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months ended March 31, 2006 (Unaudited)	Twelve Months ended June 30, 2005 (Audited)
Cash flows from operating activities:
Net loss	$(2,990,966)	$(7,139,244)
Reconciling adjustments:
Amortization	—	542,500
Depreciation	272,139	185,476
Interest expense for beneficial conversion
Related to preferred shares	—	420,000
Stock issued for expenses	250,000	1,517,250
Change in operating assets and liabilities:
Accounts Receivable	(452,958)	24,040)
Inventory	(39,742)	(1,245,332)
Prepaid expenses	236,923	263,380)
Accounts payable and accrued activities	227,318	747,272

Net cash (used for) operating activities	(2,497,286)	(4,684,658)

Cash flows from investing activities:
Purchase of equipment	(112,900)	(801,240)

	(112,900)	(801,240)

Cash provided by investing activities
Warrants	—	81,000
Proceeds from shareholder	2,450,000	—
Proceeds from note	127,390	324,491
Proceeds from sale of stock	—	2,463,196
Proceeds from sale of preferred stock	—	1,419,000

Cash provided by financing activities	2,577,390	4,287,687

Net change in cash	(32,796)	(1,198,211)
Beginning cash balance	158,672	1,356,883

Ending cash balance	$125,876	$158,672

Supplemental disclosure of non-cash investing and financial activities; preferred shares of $1,419,000, warrants of 625,000 accounts receivables of $150,000 and note payable of 2,450,000 were converted into the debenture

U.S. MEDSYS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT)

	COMMON STOCK (NO PAR)		WARRANTS	PREFERRED STOCK ($10.00 PAR)		DEFICIT ACCUMULATED	TOTAL
	SHARES	AMOUNT		SHARES	AMOUNT
BALANCE JUNE 30, 2002	15,000,000	$15,000	$—	—	$—	$(22,815)	$(7,815)

Recapitalization in connection with plan of reorganization (Note 4)	3,000,000
Common stock issued for cash	148,000	74,000					74,000
Common stock issued for consulting services	120,000	36,000					36,000
Stock options issued		38,250					38,250
Stock options exercised	17,000	12,750					12,750
Net (loss) for the year ending June 30, 2003						(726,671)	(726,671)
Less stock receivable		(36,000)					(36,000)

BALANCE JUNE 30, 2003	18,285,000	$140,000	$—	—	—	$(749,486)	$(609,486)

Common stock issued for cash	5,442,799	3,640,181					3,640,181
Common stock issued consulting services	3,320,000	766,074					766,074
Common stock issued debt	1,067,747	656,393					656,393
Net (loss) for the year ending June 30, 2004						(1,891,495)	(1,891,495)
Stock options issued to employees		267,200					267,200
Warrants issued			56,000				56,000

BALANCE JUNE 30, 2004	28,115,546	$5,469,848	$56,000	—	—	$(2,640,981)	$2,884,867

Net (loss) for the twelve months ending June 30, 2005						(7,139,245)	(7,139,245)
Common stock issued for company interest purchase	250,000	485,000					485,000
Common stock issued for cash	1,059,500	2,463,196					2,463,196
Common stock issued for credit facility	1,250,000	670,000					670,000
Warrants issued			81,000				81,000
Common Stock issued for terminated employees	525,000	362,250					362,250
Beneficial Conversion related to Preferred shares		1,260,000					1,260,000
Preferred stock issued for cash				150,000	1,419,000		1,419,000

BALANCE JUNE 30, 2005	31,200,046	$10,710,294	$137,000	150,000	1,419,000	$(9,780,226)	$2,486,068

Additional common stock issued for credit facility	1,250,000	0					0
Shares issued for canceling previously issued options and new debenture	6,400,000	340,000				340,000	—
Shares issued for increased ownership in subsidiaries	1,000,000	250,000					250,000
Remaining debt discount on preferred shares						840,000	840,000
Cancellation of preferred shares				(150,000)	(1,419,000)		1,419,000
Cancellation of warrants			(81,000)				(81,000)
New warrants			625,000			650,000	—
Net (loss) for the nine months ending March 31, 2005						(2,990,966)	(2,990,966)

Balance March 31, 2006	39,850,046	11,300,294	$681,000	0	$0	$14,576,192	$2,594,899

The accompanying notes are an integral part of the financial statements

U.S. MEDSYS CORP.

Notes to Unaudited Financial Statements

Nine months Ended March 31, 2005

Note 1 - Basis of Presentation

These Unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s Form 10-KSB for the year ended June 30, 2005.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and June 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative for the entire fiscal year.

U.S. MEDSYS CORP.

Notes to Unaudited Financial Statements

Nine months Ended March 31, 2006

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2006 and June 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative for the entire fiscal year.

Note 2 - On March 1, 2006, the Company created a new Convertible Debenture Series B to replace the Series A Convertible Stock and $2, 600,000 of Notes Payable ($150,000 received in April 2006), the Preferred Stock of $1,419,000 and the related Warrants of $81,000. As part of the agreement, the Series A Convertible Stock, one million warrants and 200,000 penalty shares will be cancelled in addition to the $2,600,000 Note Payable. The bond holder was issued 6,400,000 common shares as consideration for canceling the warrants and penalty shares in accordance with the issuance of the new debenture. The new warrants allow the bond holder to purchase 2,500,000 common shares at $0.0001 through February 28, 2011. The Convertible Debenture Series B will accrue interest at 8% per annum, payable semi-annually.

The cost of the warrants issued was calculated using the Black-Sholes method using the closing price on March 31, 2006 of $ 0.25, 175% volatility, 5 year term and 5% interest rate, which totaled $625,000.

In April 2006, the company converted a $ 50,000 note payable to 225,000 shares of common stock.

Note 3 - On March 3, 2006, the Company was named as a defendant in a lawsuit in the State of Indiana regarding actions taken by other parties named in the suit with regard to registration of securities. This information was forwarded to our legal counsel for review and disposition. Based on the fact that this matter is in the preliminary stages we cannot currently foresee the outcome.

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

The financial information furnished herein has been reviewed by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair representation of the results of operations or the period ended March 31, 2006 have been included.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note A of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2005 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

Results of Operations

Three Months Ended March 31, 2006 and March 31, 2005

The Company continues to make strides in its business plan execution as evident by our results. The net revenues for the three-month periods ended March 31, 2006 and March 31, 2005, were $1,104,819 and $232,479, respectively, which represented an increase of 100%. We reported a net loss of $1,090,939 compared to a net loss of $1,565,685 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. Our net loss per common share was $0.03 for the three-month period ended March 31, 2006 compared to a net loss of $0.05 for the three-month period March 31, 2005.

Revenues

Revenues continue to be driven by our Disease Management Division, Global Medical Direct (“GMD”). GMD accounted for approximately 90.5% of the revenue for the three-month period ended March 31, 2005 as compared to 85.5% for the same period for the prior year. The increase in revenue primarily due our ability to add approximately 350 new patients/customers per month. Starting in March, our Division New England Orthotic and Diabetic Shoe Company (“NEODS”) began manufacturing and shipping orthopedic braces and inserts.

Gross Profit

Gross profit increased to $321,862 or 29% of revenues for the three-month period, ended March 31, 2006, compared to $97,637 or 25% of revenues for the three-month period ended March 31, 2005. Gross profit margin as a percentage of revenue for the three-month period ended March 31, 2006 increased due to the start of our execution of the disease management services in the quarter. The overall margin from this revenue generation continues to fall short of company expectation, but our efforts show that we are making improvements in this area. We must continue to monitor and work with suppliers to obtain better volume pricing. There is no timetable set to when and if the company can or will receive a better pricing structure from our suppliers. In addition, gross profits are dependent on a number of factors, particularly the mix of product sold and their respective average selling prices, and certain fixed period costs, including facilities, payroll and insurance.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2006 and March 31, 2005 were $1,412,801 and $1, 521, 318, respectively reflecting a decrease of $108,517. The decrease in SG&A expenditures in the third quarter of fiscal 2006 compared to fiscal 2005 resulted from primarily the write-off of $372,800 related to unamortized license costs associated with our Longport contract in the previous period. We have work diligently in controlling our cost structure, while generating higher revenue. We did incur approximately $40, 000 in legal fees associated with the on-going litigation.

Interest Expense and Financing Costs

Interest expense and financing costs decreased to $34,853 in the three-month period ended March 31, 2006, from $142,004 for the same period in the prior year. Interest expense reflects interest on working capital loans, and credit line facilities in place that assist the company in executing its business model.

Nine Months Ended March 31, 2006 and March 31, 2005

As stated previously in the three-month discussion, the Company is continuing to execute its business plan and marketing of our services; it is reflected in increase of our top line revenues. The net revenue for the nine-month periods ended March 31, 2006 and March 31, 2005, were $2,784,020 and $360,034, respectively, which represented an increase of 440%. We reported a net loss of $2,990,966 compared to a net loss of $4,210,335 for the nine-month periods ended March 31, 2006 and March 31, 2005, respectively. Our net loss per common share was $0.09 for the nine-month period ended March 31, 2006 compared to a net loss of $0.15 for the nine-month period March 31, 2005.

Revenues

The nine month net revenue figure of $360,034 consist of revenue from our Disease Management Division, GMD which accounted for approximately 68% of the revenue for the nine-month period ended March 31, 2006 as compared to 0% for the same period for the prior year. Also included is $106,800 in revenue from the discontinued walk-in center program and $56,250 from the Wound Care Program.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine-months ended March 31, 2006 and March 31, 2005 were $3,711,653 and $4,295,219, respectively reflecting a decrease of $583,566. The majority of the decrease in SG&A expenditures is related to the $485,000 write down of our in our investment in New England Orthotic and Diabetic Shoe Manufacturing Company. Additionally, $250,000 was paid to a related party for an interest in PMC/Ocular LLC for the nine months ended March 31, 2005.

Interest Expense and Financing Costs

Interest expense and financing costs decreased to $56,249 in the nine-month period ended March 31, 2006, from $140,309 for the same period in the prior year. Interest expense reflects interest on working capital loans secured in November, 2004 and February, 2005 to enable the company in executing its business model.

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

We have financed our operations in fiscal 2006 and 2005 primarily from debt financing and operating results. At March 31, 2006, we had cash and cash equivalents balance of $125,876 and to a cash and cash equivalents balance of $158,672 at June 30, 2005. Our cash balances decreased $32,796 in the nine-month period compared to June 30, 2005, primarily due to $2,497,286 used in operating activities and $2,577,390 provided by in investing activities.

The decrease in cash provided by our operating activities during the first three quarters of fiscal year 2005 resulted primarily from the net loss of $2,990,966 less adjustments to reconcile net loss to net cash used in operating activities of $493,680. Changes in our operating assets and liabilities added cash of $28,459. The changes in the asset components primarily reflect an increase in inventory of $39,742 plus lower other current assets of $452,958 and by a $227,318 increase in accounts payable and accrued liabilities. . Non-cash adjustments for depreciation, amortization, and impairment write-off partially offset the above.

Investing activities generated net cash of $2,577,390 during the nine-month period ended March 31, 2006. The principal generation related to proceeds from a shareholder totaling $2,450,000 net proceeds.

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

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information concerning unregistered sales of equity securities during the quarter ended March 31, 2006, has previously been included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Following the quarter ended March 31, 2006, on May 19, 2006, the Company held its annual meeting of shareholders. At this meeting, the holders of a majority of the issued and outstanding shares of common stock (i) elected Anthony R. Rubino, Dr. Orest B. Boyko, Rosalind Piazza and Michael Nicusanti; and (ii) ratified the appointment of Miller and McCollom, LLP, as the Company’s independent certified public accountants for the fiscal year ending June 30, 2006. 24,000 shares voted against the election of Anthony R. Rubino, Dr. Orest B. Boyko, Rosalind Piazza and Michael Nicusanti, 310,000 voted against the election of Rosalind Piazza only, 3,612 shares abstained from voting to ratify the appointment of Miller and McCollom, LLP and 2,000 shares voted against the ratification of the appointment of Miller and McCollom, LLP. 34,300,046 shares were entitled to vote.

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

U.S. MEDSYS CORP.

DATE: May 19, 2006	By:	/s/ Anthony R. Rubino
Anthony R. Rubino, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).